Form 10-K
period 1993-12-31
SOUTHERN NEW ENGLAND TELEPHONE CO
filed 1994-03-23
CIK 92244

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC  20549
                                       FORM 10-K

            (Mark One)

         x ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
               For the fiscal year ended December 31, 1993.


               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
               For the transition period from _____ to _____.

               Commission File Number 1-6654


                       THE SOUTHERN NEW ENGLAND TELEPHONE COMPANY
                (Exact name of registrant as specified in its charter)

                          Connecticut                 06-0542646
                        (State or other             (I.R.S. Employer
                        jurisdiction of             Identification
                        incorporation or             Number)
                        organization)

                227 Church Street, New Haven, CT           06510
             (Address of principal executive offices)    (Zip Code)


                                      (203) 771-5200
                             (Registrant's telephone number,
                                    including area code)


            Securities registered pursuant to Section 12(b) of the Act:  None

            Securities registered pursuant to Section 12(g) of the Act:  None

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x. No o.


            THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF SOUTHERN NEW ENGLAND TELECOMMUNICATIONS CORPORATION, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J (1) (a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION J (2).

                                   TABLE OF CONTENTS


            Item                                                         Page


                                        PART I


             1.    Business                                                 3

             2.    Properties                                              10

             3.    Legal Proceedings                                       11

             4.    Submission of Matters to a Vote of Security Holders  *

                                        PART II

             5.    Market for the Registrant's Common Stock and Related
                     Stockholder Matters  (Inapplicable)

             6.    Selected Financial Data  *

             7.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations (Abbreviated
                     pursuant to General Instruction J (2) )               12

             8.    Financial Statements and Supplementary Data             16

             9.    Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure                   34

                                        PART III

            10.    Directors and Executive Officers of the Registrant *

            11.    Executive Compensation  *

            12.    Security Ownership of Certain Beneficial Owners
                     and Management  *

            13.    Certain Relationships and Related Transactions *

                                        PART IV

            14.    Exhibits, Financial Statements Schedules, and Reports
                     on Form 8-K                                          34

                   *  Omitted pursuant to General Instruction J(2)


                                        PART I


            Item 1.  Business

                                        GENERAL

            The Southern New England Telephone Company ("Telephone Company") was incorporated in 1882 under the laws of the State of Connecticut and has its principal executive offices at 227 Church Street, New Haven, Connecticut 06510 (telephone number
            (203) 771-5200). The Telephone Company is a wholly owned subsidiary of Southern New England Telecommunications Corporation ("Corporation").

            The Telephone Company, a local exchange carrier ("LEC"), is engaged in the provision of telecommunications services in the State of Connecticut, most of which are subject to rate regulation. These telecommunications services include (i) local and intrastate toll services, (ii) exchange access service, which links customers' premises equipment ("CPE") to the facilities of other carriers, and (iii) other services such as digital transmission of data and transmission of radio and television programs, packet switched data network and private line services. Through its directory publishing operations, the Telephone Company publishes and distributes telephone directories throughout Connecticut and certain adjacent communities.

            In 1993, approximately 87% of the Telephone Company's revenues were derived from the rate regulated telecommunication services. The remainder were derived principally from directory publishing operations and activities associated with the provision of facilities and non-access services to interexchange carriers. About 71% of the operating revenues from rate regulated services were attributable to intrastate operations, with the remainder attributable to interstate access services.


            State Regulatory Matters

            The  Telephone   Company,  in  providing   telecommunications
            services in the State of Connecticut, is subject to regulation by the Connecticut Department of Public Utility Control ("DPUC"), which has jurisdiction with respect to intrastate rates and services, and other matters such as the approval of accounting procedures, the issuance of securities and the setting of depreciation rates on telephone plant utilized in intrastate operations. The DPUC has adopted for intrastate ratemaking purposes accounting and cost allocation rules, similar to those adopted by the Federal Communications Commission ("FCC"), for the separation of costs of regulated from non-regulated activities.

            State Regulation

            On May 24, 1993, the DPUC issued a final decision on the capital recovery portion of the November 1992 rate request submitted by the Telephone Company ("Rate Request"). The Telephone Company was granted an increase in the composite intrastate depreciation rate from 5.7% to approximately 7.3%. This equated to an increase in Telephone Company revenue requirement of approximately $40 million annually. The new depreciation rates were implemented effective July 1, 1993.

            On July 7, 1993, the DPUC issued a final decision ("Final Decision-I") in its three-phase review of the current and future telecommunications requirements of Connecticut and a final decision ("Final Decision-II") in the remainder of the Rate Request docket. The Final Decision-I addressed the issues of (i) competition [see Item 1., "Competition"]; (ii) infrastructure modernization; (iii) rate design and pricing principles; and (iv) regulatory and legislative frameworks. With respect to "rate design and pricing principles," the DPUC stated that the pricing of all services must be more in line with the costs of providing these services. Historically, to provide universal service, basic residential services have been subsidized by other tariffed services, primarily message toll and business services. In regard to the regulatory and legislative framework, the DPUC endorsed the concept of incentive-based regulation as a potentially more effective and efficient regulatory system than the present rate of return regulation.

            The Final Decision-II authorized a rate of return on the Telephone Company's common equity ("ROE") of 11.65% and an increase in intrastate revenue of $37.5 million effective July 7, 1993. The Telephone Company was authorized previously to earn a 12.75% ROE. On August 13, 1993, the DPUC granted the Telephone Company an additional revenue requirement of $1.9 million to the $37.5 million previously awarded based on a review of certain areas requested by the Telephone Company. The total increase in intrastate revenue of $39.4 million is virtually offset by the approximate $40 million increase in capital recovery. In addition, the Final Decision-II addressed areas of infrastructure modernization and incentive regulation. Under infrastructure modernization, the Final Decision-II supported, but did not mandate, implementation of an infrastructure modernization program.

            On December 3, 1993, the Telephone Company sought approval from the DPUC to allow the Telephone Company to develop and provide electronic information services ("EIS"), including electronic publishing services. Since 1984, dramatic industry changes in technology, regulation and competition have eliminated any need for such a restriction. For the last three years, AT&T and the Regional Bell Operating Companies ("RBOCs") have been permitted to enter the electronic publishing and information services markets. For the same reasons that the U.S. District Court lifted the ban on information services and electronic publishing services for AT&T and the RBOCs, the Company believes that the DPUC should lift the ban on the Telephone Company offering of EIS. A hearing in this matter is expected in the first half of 1994.

            State legislation, signed into law effective July 1, 1993, authorized the formation of a task force to study Connecticut's telecommunications infrastructure and policies. Draft legislation, based on the recommendations the task force submitted in February 1994, provides a framework to move forward with a new regulatory model for Connecticut. This model would move telecommunications toward a fully competitive marketplace and provide alternative forms of regulation. Overall, the goals of the draft legislation are to: (i) ensure high-quality and affordable universal telecommunications service for Connecticut customers; (ii) promote effective competition and the development of an advanced infrastructure; and (iii) enhance the efficiency of government, educational, and health care facilities through telecommunications.

            Intrastate Rates

            The Final Decision-II established rates designed to achieve the increase in intrastate revenue of $39.4 million. The following major provisions were included in the Final Decision-II: (i) reductions in intrastate toll rates including several toll discount plans; (ii) an increase in basic local exchange rates for residential and business customers to be phased in over a two-year period; (iii) a reduction in the pricing ratio gap between business and residential basic local service over a two-year period: (iv) a $7.00 per month Lifeline credit for low-income residential customer; (v) an increase in local calling service areas for most customers with none being reduced: (vi) an increase in the local coin telephone rate from $.10 to $.25; (vii) an increase in the directory assistance charge from $.24 to $.40 and a decrease in the number of "free" directory assistance calls; and (viii) a late payment charge of 1% monthly effective January 1, 1994. This rate award was implemented on July 9, 1993 through a combination of increases for coin telephone calls, directory assistance calls along with an approximate 15% interim surcharge on the remaining products and services with authorized increases including local exchange. On July 22, 1993, the DPUC issued a supplemental decision reducing the interim surcharge implemented on July 9, 1993 to approximately 8%. The Telephone Company issued credits during August of 1993 to customers who were charged at the higher rate. The 8% surcharge was in effect until October 9, 1993, when the remaining new rates became effective, including an average increase in residential basic local exchange rates of $.32 a month and a slight decrease in average monthly business rates. In addition, residential basic local exchange rates will increase $.31 a month and business rates will decrease an average of $.84 a month beginning in July 1994. At December 31, 1993, the Telephone Company's intrastate ROE was below the authorized 11.65%.


            Federal Regulatory Matters

            The Telephone Company is subject to the jurisdiction of the FCC with respect to interstate rates, services, video dial tone, access charges and other matters, including the prescription of a uniform system of accounts and the setting of depreciation rates on plant utilized in interstate operations. The FCC also prescribes the principles and procedures (referred to as "separations procedures") used to separate investments, revenues, expenses, taxes and reserves between the interstate and intrastate jurisdictions. In addition, the FCC has adopted accounting and cost allocation rules for the separation of costs of regulated from non-regulated telecommunications services for interstate ratemaking purposes.

            Federal Regulation

            On July 1, 1993, the FCC, in connection with its normal triennial review of depreciation, granted the Telephone Company new depreciation rates retroactive to January 1, 1993. The new rates increased depreciation expense by approximately $11 million in 1993. Under current price cap regulation, however, any changes in depreciation rates cannot be reflected in interstate access rates (see "Interstate Rates," below).

            On January 19, 1994, the Telephone Company filed suit in the U.S. District Court in New Haven claiming that the Cable Communications Policy Act of 1984 ("Cable Act") violates the Telephone Company's First and Fifth Amendment rights. The Cable Act limits the in-territory provision of cable programming by LECs such as the Telephone Company. The Cable Act currently prohibits

            LECs from owning more than 5% of any company that provides cable programming in their local service area.

            Since January 1, 1988, the Telephone Company has utilized an FCC approved, company specific Cost Allocation Manual ("CAM"), which apportions costs between regulated and non-regulated activities, and describes transactions between the Telephone Company and its affiliates. In addition, the FCC requires larger LECs, including the Telephone Company, to undergo an annual independent audit to determine whether the LEC is in compliance with its approved CAM. The Telephone Company has received audit reports for 1988 through 1992 indicating it is in compliance with its CAM, and is currently undergoing an audit for the year 1993.


            Interstate Rates

            The Telephone Company elected price cap regulation effective July 1, 1991. Under price cap regulation, which replaces traditional rate of return regulation, prices are no longer tied directly to the costs of providing service, but instead are capped by a formula that includes adjustments for inflation, assumed productivity increases, and "exogenous" factors, such as changes in accounting principles, in FCC cost separation rules, and taxes. The treatment as exogenous of various factors affecting a company's costs is subject to FCC interpretation.

            By electing price cap regulation, the Telephone Company is provided the opportunity to earn a higher interstate rate of return than that allowed under traditional rate of return regulation. However, price cap regulation presents additional risks since it establishes limits by which the Telephone Company is able to increase rates, even if the Telephone Company's interstate rate of return falls below the authorized rate of return. The Telephone Company is allowed to annually elect a productivity offset factor of 3.3% or 4.3%. Since price cap regulation was elected in July 1991, the Telephone Company has selected the 3.3% productivity factor and does not anticipate changing its election for the next tariff period. Choosing the 3.3% factor, the Telephone Company is allowed to earn up to a 12.25% interstate rate of return annually. Earnings between 12.25% and 16.25% would be shared equally with customers, and earnings over 16.25% would be returned to customers. Any amounts returned to customers would be in the form of prospective rate reductions. In addition, the Telephone Company's ability to achieve or exceed its interstate rate of return will depend, in part, on its ability to meet or exceed the assumed productivity increase. As of December 31, 1993, the Telephone Company's interstate rate of return was below the 12.25% threshold.

            The Telephone Company filed tariffs under price cap regulation on April 2, 1993 which took effect on July 2, 1993, subject to the FCC's further investigation. The Telephone Company will file its 1994 annual interstate access tariff filing on April 1, 1994 to become effective July 1, 1994. The filing will adjust interstate access rates for an experienced rate of inflation, the FCC's productivity target, and exogenous cost changes, if any. In January 1994, the FCC began its scheduled inquiry into the price cap plan for LECs, to determine whether to revise the current plan to improve its performance in meeting the FCC's objectives. Results of this inquiry are expected in late 1994 or early 1995.


            In an order released on January 9, 1990, which did not directly apply to the Telephone Company, the FCC established a precedent whereby a customer has a right to recover damages if they can establish that a LEC exceeded its authorized rate of return. The FCC, in a March 1993 order responding to a complaint filed by Sprint Communications Company ("Sprint") alleging overearnings in switched traffic sensitive access charges, affirmed the Telephone Company's right to offset overearnings in one access category with underearnings in another category, and held that the Telephone Company had no liability. Sprint has appealed the order to the U.S. Court of Appeals.

            Regulated Operations

            The network access lines provided by the Telephone Company to customers' premises can be interconnected with the access lines of other telephone companies in the United States and with telephone systems in most other countries. The following table sets forth, for the Telephone Company, the number of network access lines in service at the end of each year and the number of intrastate toll and intrastate WATS messages handled for each year:

                                     1993   1992    1991    1990    1989


            Network Access Lines
              in Service            1,964   1,937   1,922   1,904   1,875
             (in thousands)


            Intrastate Toll and
              WATS Messages           524     526     516     521     523
              (in millions)

            The Telephone Company has been making, and expects to continue to make, significant capital expenditures to meet the demand for regulated telecommunications services and to further improve such services (see discussion of I-SNET in "Competition"). The total gross investment in telephone plant increased from approximately $3.4 billion at December 31, 1988 to approximately $4.0 billion at December 31, 1993, after giving effect to retirements, but before deducting accumulated depreciation at either date. Since 1989, cash expended for capital additions was as follows:

            Dollars in millions      1993   1992    1991    1990    1989

            Cash Expended for
              Capital Additions    $231.6  $269.1  $296.3  $370.0  $338.8


            In 1993, the  Telephone Company  funded its  cash expenditures for capital additions entirely through cash flows from operations. In 1994, capital additions are expected to be approximately $230 million. The Telephone Company expects to fund substantially all of its 1994 capital additions through cash flows from operations.

            The Telephone Company currently accounts for the economic effects of regulation in accordance with the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." In the event recoverability of operating costs through rates becomes unlikely or uncertain, whether resulting from competitive effects or specific regulatory actions, SFAS No. 71 would no longer apply. The financial impact of an accounting change, should the Telephone Company no longer qualify for the provisions of SFAS No. 71, would be material.

            Competition

            The Telephone Company's regulated operations are subject to competition from companies, carriers and competitive access providers which construct and operate their own communications systems and networks for the provision of services to others.
            At present, regulation continues to provide for a system of subsidies which prevent the Telephone Company's prices from moving toward the cost of providing the service. The Telephone Company's ability to compete depends to some degree on the action of regulators regarding the pricing of local, toll and network access services, and on the Telephone Company's continuing ability to manage its costs effectively.

            In the Final Decision-I, the DPUC concluded that currently authorized intrastate competition has not adversely affected either service availability or cost, and that a broadened scope of intrastate competitive participation was prudent and warranted. Accordingly, the DPUC found that 10XXX calling and resale competition were in the public interest and should be allowed beginning July 7, 1993 in accordance with recently enacted State legislation. Using 10XXX calling, customers can use any certified carrier for interexchange calling within Connecticut by dialing 1, 0, and XXX (a three-digit carrier code). Terms and conditions associated with the provision of specialized/ancillary services, including monitoring, reporting and compensation, would no longer apply.

            Since the issuance of Final Decision-I, several interexchange carriers have filed applications with and received approval from the DPUC to offer 10XXX intrastate long-distance service. In addition, a number of resellers have filed for initial certificates of public convenience and necessity. The Telephone Company anticipates additional applications will be filed. The introduction of competition to intrastate long-distance service and the Telephone Company's reduction in intrastate toll rates will further erode the Telephone Company's intrastate toll revenues. Pursuant to Final Decision-I, the Telephone Company filed on October 1, 1993 its proposed implementation plan for equal access based on customer preference for dual primary interexchange carrier capability (ability to choose one carrier for interstate calling and either the same or a different carrier for intrastate long distance calling). The Telephone Company's position regarding cost recovery remains that interexchange carriers should pay for the direct costs of implementing equal access.

            Regarding competition for local exchange services, in January 1994, MCI announced plans to construct and operate local communication networks in large markets throughout the United States, including parts of Connecticut in which the Telephone
            Company operates.   These networks would  allow MCI  to bypass
            the  Telephone  Company's  facilities   and  provide  services
            directly to customers.  Pending DPUC  approval, these services are expected  to be  available in  Connecticut  within two  to
            three years.   Also  in January  1994,  the Telephone  Company
            announced that it  had reached an  agreement to lease  part of its existing digital fiber  optic ring network in  the greater
            Hartford  metropolitan  area   to  MFS   Communications,  Inc.
            ("MFS").   This agreement  allows MFS  to provide  services to
            large  business  customers  on  an   intraexchange  basis  and
            eliminates the need for MFS to construct their own facilities. Teleport Communications Group, another competitive access provider, recently announced plans to provide local telephone links for interstate services to businesses and long distance companies in the Hartford area.

            In an order adopted in September 1992, the FCC required certain LECs, including the Telephone Company, to offer expanded special access interconnection to all interested parties, permitting competitors to terminate their own transmission facilities in LEC central offices. The Telephone Company filed tariffs which were implemented in June 1993, subject to investigation, and was granted some additional pricing flexibility in light of this increased competition. In August 1993, the FCC adopted rules, which largely mirror the requirements adopted in September 1992 for special access interconnection, requiring certain LECs, including the Telephone Company, to offer expanded interstate switched access interconnection. The Telephone Company tariffs which implemented changes associated with switched access interconnection became effective in February 1994. The Telephone Company has received applications from competitive access providers for special access interconnection in selected central offices of the Telephone Company. The Telephone Company anticipates additional applications for both special and switched access interconnection will be filed. A number of LECs, including the Telephone Company, have appealed the FCC's orders to offer special and switched access interconnection. Oral arguments on the appeal of the special access order were heard in February 1994 with a decision expected later in 1994. The appeal of the switched access order has been delayed pending a decision on the special access appeal.

            The Telephone Company, expecting to see continued movement toward a fully competitive telecommunications marketplace, both on an interexchange and intraexchange basis, has taken several steps to effectively position itself. On January 13, 1994, the Telephone Company announced its intention to invest $4.5 billion over the next 15 years to build a statewide information superhighway ("I-SNET"). I-SNET will be an interactive multimedia network capable of delivering voice, video and a full range of information and interactive services. The Telephone Company expects I-SNET will reach approximately 500,000 residences and businesses thru 1997. In addition, the Telephone Company has reduced its intrastate toll rates beginning in July 1993 [see Item 1., "Intrastate Rates"], is committed to reducing its cost structure, remains focused on providing quality customer service and has introduced several new services as mentioned below.


            New Services

            On March 31, 1993, the Telephone Company together with Sprint announced the introduction of 800 CustomLink Service[SM]. This service allows the Telephone Company to offer its business customers an 800 service enabling them to receive calls from anywhere in the United States as well as international locations.

            In 1993, the Telephone Company launched the next generation of CentraLink products, CentraLink[SM] 3100. CentraLink 3100 is a central-office based product that allows flexibility to add additional phone lines, locations and features to adapt to customers' changing telecommunications requirements.

            On October 21, 1993, the FCC  approved the Telephone Company's
            application  to   construct,   operate,   own,  and   maintain
            facilities to conduct a technology and marketing trial for use in providing video dial tone service in West Hartford, Connecticut. With construction of the fiber optic and coaxial facilities completed, the trial began in early 1994. The trial, offered to approximately 500 customers, provides
            hundreds of  choices of  videos.   On December  15, 1993,  the
            Telephone  Company  filed  a  request  with  the  FCC  for  an
            expansion of this trial.   The proposal seeks  to provide this
            service to an additional 20,000 customers in other areas of Connecticut.

            On December 22, 1993, the Telephone Company filed with the DPUC its application to conduct a twenty-four month market trial for Digital Enhancer, an Integrated Services Digital Network offering. Digital Enhancer provides customers with integrated voice and data communications capabilities on a single telephone access line. Digital Enhancer will be offered from specially equipped digital central offices and will require customer-provided terminal equipment to access and use the service. This service will enable customers to reduce their telecommunications costs by reducing wiring requirements, increase productivity through increased data transmission speed, and improve quality of service through reduced data error rates.

            Directory Publishing

            The Telephone Company's directory publishing operation remains sensitive to the Connecticut economy. The continuing decline in new business formations and the acceleration of business failures within the State will further suppress advertising growth potential in the near term.

            The Connecticut advertising marketplace continues to undergo major structural changes and is becoming increasingly more
            fragmented  and  competitive.   Directory  publishing  faces
            potential increased competition from non-traditional services such as desktop publishing, electronic shopping services and the expansion of cable television. Furthermore, additional competition may arise from the RBOCs' ability to now offer information services. The Telephone Company's directory publishing operation will continue to strategically widen its business focus and respond to emerging market opportunities to position itself effectively against this potential competition [see discussion of EIS in Item 1., "State Regulation"].


            Employee Relations

            The Telephone Company employed approximately 9,300 persons at February 28, 1994, of whom approximately 70% are represented by The Connecticut Union of Telephone Workers, Inc. ("CUTW"), an unaffiliated union.


            In December 1993, the Telephone Company announced a business restructuring program designed to reduce costs and will result in approximately 2,500 employees exiting the business over the next two to three year period including those that began in January 1994 [see Note 10].


            Item 2.  Properties

            The principal properties of the Telephone Company do not lend themselves to a detailed description by character and location. Of the Telephone Company's investment in telephone plant, property and equipment at December 31, 1993, central office equipment represented 40%; connecting lines not on customers' premises, the majority of which are on or under public roads highways or streets and the remainder on or under private property, represented 37%; land and buildings (occupied principally by central offices) represented 10%; telephone instruments and related wiring and equipment, including private branch exchanges, substantially all of which are on the premises of customers, represented 1%; and other, principally vehicles and general office equipment, represented 12%.

            Substantially all of the central office equipment installations and administrative offices are located in Connecticut in buildings owned by the Telephone Company situated on land which it owns in fee. Many garages, service centers and some administrative offices are located in rented quarters.

            The Telephone Company has a significant investment in the properties, facilities and equipment necessary to conduct its business wherein the overwhelming majority of this investment relates to telephone operations. Management believes that the Telephone Company's facilities and equipment are suitable and adequate for the business.

            As discussed previously, the Telephone Company plans to invest $4.5 billion over the next 15 years to build I-SNET. The Telephone Company plans to support this investment primarily through increased productivity from the new technology deployed, ongoing cost containment initiatives and customer demand for the new services offered. The Telephone Company does not plan to request a rate increase for this investment.

            Item 3.  Legal Proceedings

            The Telephone Company is involved in various claims and lawsuits that arise in the normal conduct of their business. In the opinion of management, upon advice of counsel, these claims will not have a material adverse effect on the Telephone Company.


            Items 4 through 6.

            Information required under Items 4 through 6 is omitted pursuant to General Instruction J(2).

                                        PART II


            Item 7.  Management's Discussion and Analysis of Results of
                     Operations


            Revenues

            Total revenues, comprised of local service revenues, intrastate (Connecticut) toll revenues, network access (primarily interstate) revenues, and publishing and other revenues, were $1,442.4 million in 1993 as compared with $1,402.6 million in 1992.

            Local service revenues, derived from the provision of local exchange, public telephone and local private line services, increased $43.7 million, or 8.4%, in 1993. The increase in 1993 was due primarily to new rates for basic local service implemented in accordance with the 1993 general rate award
            [see   Item 1.,  "Intrastate Rates"].   A  portion of  the new
            rates was implemented on July 9, 1993 with the remainder of the new rates implemented in the form of a temporary surcharge
            which amounted  to approximately  $9 million.   The  temporary
            surcharge was  in  effect  until  October  9, 1993,  when  the
            remaining new rates became effective.   Revenue from directory
            assistance and coin telephone increased primarily as a result of the July 9th increase in rates. Also contributing to the increase in local service revenues was an increase in access lines in service and an expansion of the local-calling service area in several exchanges during September of 1993, which resulted in a shift of intrastate toll revenue to local
            service revenue.    Access  lines  in  service  grew  1.4%  to
            1,963,972 at December 31, 1993 from  1,936,577 at December 31,
            1992.   In addition,  growth experienced  in subscriptions  to
            premium services, such as a 9.4% increase in Totalphone[SM], also contributed to the increase in local service revenues.

            In 1993, intrastate toll revenues, which includes revenues from toll and WATS services, decreased $20.1 million, or 5.6%. Of the total decrease in 1993, $12.6 million was due primarily to reductions in intrastate toll rates, including several toll discount plans, which were implemented in accordance with the 1993 general rate award [see Item 1., "Intrastate Rates"]. Toll message volumes grew approximately 2%, but were negatively impacted by the expansion of the local-calling service area in several exchanges as discussed with local service revenues. In addition, WATS revenues (which includes "800" services) decreased $7.4 million due primarily to: lower WATS message volumes; customer migration to lower priced services offered by the Telephone Company in response to competition; and the continued impact of competitive providers on this market.

            Network access charges are assessed on interexchange carriers and end users as a means for the Telephone Company to recover its costs and earn a return on its investment in facilities that provide access to the local exchange network. In 1993, network access revenues increased $14.3 million or 4.4%. The increase in 1993 was due primarily to an increase in interstate minutes of use of approximately 5%. Partially offsetting the impact of the increase in minutes of use was a decrease in tariff rates implemented on July 2, 1993, in accordance with the Telephone Company's 1993 annual FCC filing under price cap regulation [see Item 1., "Interstate Rates"].

            Publishing and  other revenues  (which includes  revenues from
            (i) directory publishing, (ii) marketing, billing and collection, and other non-access services rendered on behalf of interexchange carriers, and (iii) provision for uncollectible accounts receivable) increased $1.9 million, or 1.0%, in 1993. The provision for uncollectible accounts receivable for the Telephone Company's residence, business and directory customers decreased $4.6 million in 1993. This decrease is due primarily to lower directory publishing uncollectible activity. Revenue from billing and collection services increased $3.6 million. Partially offsetting the impact of these items was a decrease in publishing revenues of $7.1 million, or 3.8%. Publishing revenues, a significant portion of which reflect directory contracts entered into during the prior year, have decreased, as anticipated, due primarily to economic conditions in 1992 having deteriorated from 1991. Due primarily to the economic conditions in Connecticut, management expects that revenues from directory publishing for 1994 as compared with 1993 will continue to decline.


            Costs and Expenses

            Total costs and expenses, excluding depreciation, amortization and interest, were $1,183.3 million in 1993 as compared with $833.4 million in 1992. Total costs and expenses in 1993 include a $335.0 million before-tax charge relating to business restructuring as discussed in Note 10 to the financial statements. Excluding the effect of this item as well as depreciation, amortization and interest, total costs and expenses would have been $848.3 million in 1993.

            The restructuring charge recorded in 1993 by the Telephone Company is part of a restructuring plan announced in December 1993. The total restructuring plan includes costs that will be incurred for work force reductions involving approximately 2,500 employees over the next two to three year period including those that began in January 1994. The charge also includes the incremental costs of analyzing and implementing reengineering solutions; designing and developing new processes and tools to continue the Telephone Company's provision of excellent service; and the training of employees to help them keep pace with the changes the Telephone Company is implementing to streamline its business and meet the changing demands of customers.

            Operating and maintenance expenses of $790.3 million increased $13.3 million, or 1.7%, in 1993. These costs are composed primarily of: (i) wages and salaries; (ii) pension and other employee-benefit costs; and (iii) other general and administrative expenses.

            In August of 1992, a new three-year labor contract was ratified by members of the CUTW. CUTW members received an initial 2.0% wage increase on September 20, 1992, 3.0% in October 1993 and will receive an additional increase of 5.0% in October 1994. As part of the new bargaining-unit contract, approximately 525 bargaining-unit employees accepted an early retirement incentive offer, Special Pension Option ("SPO"), with most leaving the Telephone Company by March 19, 1993 and the remainder by September 17, 1993 [see Note 2]. The Telephone Company recorded a before-tax pension gain of $6.0 million in 1993 as a result of the SPO.

            Wage and salary costs of the Telephone Company increased approximately $3 million, or 1% in 1993. The increase in wage and salary costs in 1993 was primarily a result of wage increases for bargaining-unit employees mentioned previously. In addition, management employees received an average 3.5% salary increase effective April 1992. Partially offsetting these wage increases was a decrease in the Telephone Company's average work force of 2.4%. The average work force was reduced primarily through the SPO partially offset by an increase in employees resulting from the reorganization of an affiliate which occurred in the first quarter of 1993. Cost savings are anticipated to be realized beginning in 1994 as the Telephone Company has begun to implement the first phase of the work force reduction portion of the restructuring plan.

            The Telephone Company participates in the Corporation's pension and other employee benefit plans and is allocated a portion of these costs based on the relative number of Telephone Company employees to total employees participating in these plans. Its portion of the Corporation's pension and benefit costs was approximately 90% in 1993 and 1992. Pension and other employee benefit costs of the Corporation increased $5.0 million, or 3.0%, in 1993, exclusive of costs related to the voluntary separation offers and amortization of the postretirement benefit transition obligation discussed below. Health care benefit costs remained relatively unchanged in 1993 as a result of cost-containment efforts by the Corporation. As discussed in Note 2, the Corporation has reserved the right to require, beginning on July 1, 1996, all employees who retire after a specified date to share premium costs of health care benefits if these costs exceed certain limits. Beginning in 1994, employees began to share a larger portion of health care benefit costs. Management continues to seek additional means to effectively manage its provision for health care benefits for both active and retired employees consistent with its need to offer employees a competitive benefits package.

            Effective January 1, 1993, the Telephone Company adopted Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and SFAS No. 112, "Employers' Accounting for Postemployment Benefits" [see Note 2]. With the adoption of SFAS No. 106, the Telephone Company elected to defer, in accordance with an FCC accounting order and final decision issued by the DPUC on July 7, 1993, recognition of the accumulated postretirement benefit obligation in excess of the fair value of plan assets ("transition obligation") and amortize it over the average remaining service period of 18.4 years. In 1993, amortization of the transition obligation resulting from the adoption of SFAS No. 106 amounted to $18.5 million and is included in operating and maintenance expenses. SFAS No. 112 requires employers to accrue benefits provided to former or inactive employees after employment but before retirement. For the Telephone Company, these benefits include workers' compensation and disability benefits. The cumulative effect of this accounting change reduced 1993 net income reported in the statement of income by $6.5 million.

            Partially offsetting these increases was a decrease in agency commissions of $7.0 million. Agency commissions decreased due primarily to an affiliate no longer providing these services for the Telephone Company since their reorganization in the first quarter of 1993.


            Depreciation and Amortization

            In 1993, depreciation and amortization expense increased $36.0 million, or 15.7%. The increase in depreciation and amortization was attributable primarily to revised depreciation rate schedules for both intrastate and interstate plant, as approved by the DPUC and FCC, respectively [see Item 1., State and Federal Regulation]. Depreciation expense related to intrastate plant increased approximately $20 million while interstate plant increased approximately $11 million. An increase in the average depreciable telephone plant, property and equipment also contributed to the increase in depreciation and amortization expense.

            Interest Expense

            Interest expense decreased $4.4 million, or 6.1%, in 1993. This decrease is due primarily to lower interest rates charged on short-term debt, interest savings from debt refinancings and a decrease in average debt outstanding of approximately $38 million. The debt refinancings completed in December 1993 [see Note 6] are anticipated to save approximately $8 million in interest expense annually.


            Income Taxes

            The combined federal and state effective tax rate in 1993 was a benefit of 58.6%. The unusually high effective tax rate in 1993 reflects the benefit of the operating loss coupled with the amortization of investment tax credits and the turn around of temporary deferred income taxes. A reconciliation of this effective tax rate to the statutory tax rate is disclosed in
            Note 3.

            Effective January 1, 1993, the Telephone Company adopted SFAS No. 109, "Accounting for Income Taxes" [see Note 3].

            Item 8. Financial Statements and Supplementary Data



            REPORT OF INDEPENDENT ACCOUNTANTS

            To the Stockholder of
            The Southern New England Telephone Company:

            We have audited the accompanying financial statements and the financial statement schedules of The Southern New England Telephone Company listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Telephone Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

            We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Southern New England Telephone Company as of December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

            As discussed in Note 1 to the financial statements, the Corporation has changed its method of accounting for postretirement benefits other than pensions, postemployment benefits and income taxes.



            Hartford, Connecticut                       COOPERS & LYBRAND
            January 24, 1994


                      THE SOUTHERN NEW ENGLAND TELEPHONE COMPANY


                   STATEMENT OF (LOSS) INCOME AND RETAINED EARNINGS

            Dollars in millions,
            For the years ended December 31,   1993      1992      1991


            Revenues
              Local service                  $ 566.7  $  523.0  $  509.1
              Intrastate toll                  339.8     359.9     356.7
              Network access                   342.8     328.5     316.6
              Publishing and other             193.1     191.2     211.2

                 Total Revenues              1,442.4   1,402.6   1,393.6


            Costs and Expenses
              Operating                        467.9     469.2     460.0
              Maintenance                      322.4     307.8     315.1
              Provision for business           335.0       -         -
               restructuring
              Depreciation and amortization    265.2     229.2     232.3
              Property and other taxes          58.0      56.4      55.8
              Provision for employee
               separation benefits                -        -        33.9

                 Total Costs and Expenses    1,448.5   1,062.6   1,097.1


            Operating (Loss) Income             (6.1)    340.0     296.5

            Other (expense) income, net          (.8)      1.5       2.4

            Interest expense                    68.0      72.4      75.2

            (Loss) Income Before Income
              Taxes, Extraordinary Charge
              and Accounting change            (74.9)    269.1     223.7

            Income taxes                       (43.9)    108.6      92.8


            (Loss) Income Before
              Extraordinary Charge and
              Accounting Change                (31.0)    160.5     130.9

            Extraordinary charge from
              early extinguishment of debt,
              net of related taxes of $38.0,
              $2.0 and $1.7, respectively       44.0       2.7       2.2

            Accounting Change - cumulative
             effect to January 1, 1993           6.5        -          -

            Net (Loss) Income               $  (81.5)  $ 157.8   $ 128.7


            Retained Earnings, Beginning
             of Period                      $  763.7   $ 713.4   $ 671.7

             Net (loss) income                 (81.5)    157.8     128.7
             Less:  Dividends declared to
                    parent                     110.0     107.5      87.0

            Retained Earnings, End of Period $ 572.2   $ 763.7   $ 713.4



        The accompanying notes are an integral part of these financial statements.
                                          17





                      THE SOUTHERN NEW ENGLAND TELEPHONE COMPANY

                                     BALANCE SHEET


            Dollars in millions, at December 31,       1993          1992


            ASSETS

            Cash and temporary cash investments    $   214.5       $   6.4
            Accounts receivable, net of
             allowance for uncollectibles of
             $20.4 and $18.7, respectively             226.3         241.5

            Accounts receivable from affiliates         24.7          26.4
            Prepaid publishing                          40.5          43.5
            Materials and supplies                       8.0          10.4
            Deferred income taxes, prepaid taxes
             and other                                  80.2          26.2

              Total Current Assets                     594.2         354.4

            Land                                        16.9          16.4
            Buildings                                  375.9         358.7
            Central office equipment                 1,594.9       1,579.2
            Outside plant facilities and
             equipment                               1,601.8       1,547.4
            Furniture and office equipment             354.6         331.0
            Station equipment and connections           21.7          19.2
            Plant under construction                    74.0          70.3

              Total telephone plant, at cost         4,039.8       3,922.2

            Less: Accumulated depreciation           1,429.2       1,301.3

               Net Telephone Plant                   2,610.6       2,620.9

            Deferred charges and other assets          265.7         148.9


              Total Assets                          $3,470.5      $3,124.2


            The accompanying notes are an integral part of these financial statements.


                      THE SOUTHERN NEW ENGLAND TELEPHONE COMPANY

                                 BALANCE SHEET (Cont.)


            Dollars in millions, at December 31,        1993          1992


            LIABILITIES AND STOCKHOLDER'S EQUITY



            Accounts payable and accrued
             expenses                                $  180.3      $  164.2
            Short-term borrowings from parent             -            72.6
            Obligations maturing within one year        240.0            .3
            Restructuring charge - current              103.0           -
            Accrued compensated absences                 33.9          33.5
            Accounts payable to affiliates               12.4          24.3
            Advance billing and customer
             deposits                                    41.0          41.5
            Other current liabilities                    70.4          66.5

              Total Current Liabilities                 681.0         402.9

            Long-term obligations                       746.1         760.5
            Deferred income taxes                       424.2         566.4
            Restructuring charge - long-term            232.0           -
            Unamortized investment tax credits           50.8          61.3
            Other liabilities and deferred credits      233.1          38.3


              Total Liabilities                       2,367.2       1,829.4


            Stockholder's Equity
             Common stock, $12.50 par value;
             (30,428,596 shares issued and
             30,385,900 outstanding at each
             period end)                                380.4         380.4
             Proceeds in excess of par value            152.1         152.1
             Retained earnings                          572.2         763.7
             Less: Treasury stock (42,696
              shares at each period end)                 (1.4)         (1.4)

              Total Stockholder's Equity              1,103.3       1,294.8


            Total Liabilities and Stockholder's
             Equity                                  $3,470.5      $3,124.2

            The accompanying notes are an integral part of these financial statements.


                      THE SOUTHERN NEW ENGLAND TELEPHONE COMPANY

                              STATEMENT OF CASH FLOWS

            Dollars in millions,
            For the years ended December 31,         1993       1992     1991

            CASH FLOWS FROM OPERATING ACTIVITIES
             Consolidated net (loss) income        $ (81.5)   $ 157.8   $128.7
             Adjustments to reconcile
              consolidated net (loss) income to
              cash provided by operating activities:
                Depreciation and amortization        265.2      229.2    232.3
                Provision for business
                 restructuring, before tax           335.0        -        -
                Cumulative effect of
                 accounting change, net of tax         6.5        -        -
                Provision for employee
                 separation benefits                    -        -        33.9
                Extraordinary charge from
                 early extinguishment of
                 debt, before tax                     82.0        4.7      3.9
                Provision for uncollectible accounts  24.9       30.0     24.3
                Allowance for funds used
                 during construction                  (1.7)      (3.0)    (2.4)
                Operating cash flows from
                 Increase in accounts receivable     (11.1)     (20.8)   (30.1)
                 Decrease (increase) in materials
                  and supplies                         2.4        2.3     (1.4)
                 (Decrease) increase in
                  accounts payable                   (16.7)       1.8    (23.3)
                 (Decrease) increase in
                  deferred income taxes             (160.4)      21.9      5.5
                 Decrease in investment tax
                  credits                            (10.5)      (7.0)    (7.0)
                 Net change in other assets
                  and liabilities                    (11.6)      19.6      1.7
                 Other, net                           12.9        9.1      1.0

             Net Cash Provided by Operating
              Activities                             435.4      445.6    367.1

            CASH FLOWS FROM INVESTING ACTIVITIES
             Cash expended for capital additions    (231.6)    (269.1)  (296.3)
             Other, Net                               (4.0)        .8     (2.6)

             Net Cash Used by Investing Activities  (235.6)    (268.3)  (298.9)

            CASH FLOWS FROM FINANCING ACTIVITIES
             Proceeds from long-term borrowings      420.1      173.8     79.3
             Repayments of long-term borrowings (171.5) (258.5) (30.0) Net proceeds (payments) of short-
              term borrowings from affiliate         (72.6)      31.9    (63.5)
             Cash dividends                         (105.2)    (120.7)   (58.0)
             Amounts placed in trust for debt
              refinancing                            (62.1)       -         -
             Other, net                                (.4)      (3.3)     (.5)

             Net Cash Provided (Used) by
              Financing Activities                     8.3     (176.8)   (72.7)

             Increase (Decrease) in Cash and
              Temporary Cash Investments             208.1         .5     (4.5)
             Cash and temporary cash investments,
              beginning of year                        6.4        5.9     10.4

             Cash and temporary cash investments,
              end of year                           $214.5      $ 6.4   $  5.9

             The accompanying notes are an integral part of these
             financial statements.
                                            20


            NOTES TO FINANCIAL STATEMENTS

            NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            The Southern New England Telephone Company ("Telephone Company") is a wholly owned subsidiary of the Southern New England Telecommunications Corporation ("Corporation"). The accounting policies of the Telephone Company are in conformity with generally accepted accounting principles and conform with accounting prescribed for telephone operating companies by the Federal Communications Commission ("FCC") and the Connecticut Department of Public Utility Control ("DPUC"). Substantially all of the Telephone Company's operations and customer base are located in the State of Connecticut.

            REVENUE RECOGNITION: Revenues are  recognized  when  earned
            regardless of  the  period  in  which  billed.   Revenues  for
            directory advertising are recognized over the life of the related directory, normally one year.

            ACCOUNTING CHANGES: The Telephone Company implemented Statements of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," SFAS No. 112, "Employers' Accounting for Postemployment Benefits" and SFAS No. 109, "Accounting for Income Taxes" effective January 1, 1993. The cumulative effect of the accounting change as of January 1, 1993 resulted in a one-time, non-cash charge which reduced net income reported in the statement of income by $6.5 million for SFAS No. 112. For SFAS No. 106, the Telephone Company elected to amortize the transition obligation over the average remaining service period, therefore a cumulative effect was not recorded. In addition, a cumulative effect was not recorded for the adoption of SFAS No. 109 in compliance with the methods of adoption for regulated entities.

            ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION: Regulatory authorities require the Telephone Company to provide for a return on capital invested in certain new telephone plant while under construction by including an allowance for funds used during construction ("AFUDC"), which includes both an interest and equity return component, as an item of income during the construction period and as an addition to the cost of the plant constructed. Such income is not realized in cash currently but will be realized over the service life of the related plant as the resulting higher depreciation expense is recovered in the form of increased revenues.

            DEPRECIATION AND AMORTIZATION: The provision for depreciation for interstate telephone plant is based on the FCC approved equal life group ("ELG") straight-line depreciation method using a remaining-life formula on a phased-in basis which began in 1982. Vintages of interstate plant in service prior to the phase in of ELG are being depreciated using a composite vintage group method. For intrastate plant, the DPUC approved ELG for 1993 vintages and subsequent periods. Vintages of intrastate plant in service prior to 1993 are being depreciated using a composite vintage group method. Assets acquired under capital leases are generally amortized over the life of the lease using the straight-line method.





            TRANSACTIONS WITH AFFILIATES: The Telephone Company provides
            certain services  for  the Corporation  and  affiliates.   The
            Telephone Company records substantially all the revenue from such services as a reduction of the cost incurred to provide such services. Amounts billed to affiliates for such services totaled $35.6 million in 1993, $32.4 million in 1992 and $37.4 million in 1991. In addition, the Telephone Company charges affiliates for network services at tariffed rates. These amounts are included in revenue and totaled $9.2 million in 1993, $7.8 million in 1992 and $7.5 million in 1991. The Telephone Company is charged for management functions performed by the Corporation. The cost of these management functions totaled $24.5 million in 1993, $23.3 million in 1992 and $22.5 million in 1991.

            INCOME TAXES: The Telephone Company is included in the consolidated federal income tax return and, where applicable, combined state income tax returns filed by the Corporation. Effective January 1, 1993, the Telephone Company changed the method of computing income taxes from the deferred method under Accounting Principles Board ("APB") Opinion No. 11 to the liability method with the adoption of SFAS No. 109. Under the liability method, deferred tax assets and liabilities are determined based on all temporary differences between the financial statement and tax bases of assets and liabilities using the currently enacted rates. Additionally, under SFAS No. 109, the Telephone Company may recognize deferred tax assets if it is more likely than not that the benefit will be realized.

            Depreciation for income tax purposes is generally based upon accelerated methods and shorter lives causing such depreciation to be greater during the early years of plant life than the depreciation charges for such assets reflected in these financial statements. The accumulated net tax effects of these and other temporary differences are recorded as deferred income taxes in the accompanying consolidated balance sheet.

            Investment tax credits realized in prior years are being amortized as a reduction to income taxes over the life of the related plant that gave rise to the credits.

            CASH: The Telephone Company records payments made by draft as accounts payable until the banks honoring the drafts have presented them for payment.

            MATERIALS AND SUPPLIES: Materials and supplies, which are carried at original cost, are primarily for the construction and maintenance of telephone plant.

            TELEPHONE PLANT: Telephone plant is stated at original cost less accumulated depreciation and includes certain employee-benefit costs and payroll taxes applicable to self-constructed assets. The amounts shown do not purport to represent replacement cost or current market value. The cost of depreciable telephone plant retired, net of removal costs and salvage, is charged to accumulated depreciation. Replacements, renewals and betterments of telephone plant that materially increase an asset's usefulness or remaining life are capitalized. Minor replacements and all repairs and maintenance are charged to expense.

            DEFERRED CHARGES: Regulatory authorities require or permit the exclusion of certain costs of the Telephone Company from entering into ratemaking when they are incurred. When such costs will be recovered through future rates, the Telephone Company records these costs as deferred charges.

            NOTE 2:  EMPLOYEE BENEFITS

            SEPARATION OFFERS: As part of the new bargaining-unit contract negotiated in August 1992, pension benefits for bargaining-unit employees were enhanced. Also, as part of the contract, employees electing to retire or terminate their employment between December 15, 1992 and February 16, 1993 were offered an early retirement incentive offer, Special Pension Option ("SPO"). Most employees electing to retire or terminate left the Telephone Company by March 19, 1993, with the remainder having left by September 17, 1993. Approximately 525 employees accepted the early retirement offer. The Telephone Company recorded a before-tax $6.0 million pension gain in 1993 as a result of the SPO.

            In May 1991, the Corporation announced the 1991 Voluntary Separation Option Plan ("VSOP") for substantially all bargaining-unit employees. Of the total number of Telephone Company bargaining-unit employees, approximately 7% accepted the VSOP and left the Telephone Company by September 1991. In July 1991, the Corporation announced a separation offer, the Voluntary Management Offer ("VMO"), for substantially all management employees with at least one year of service. Of the total number of Telephone Company management employees, approximately 15% accepted the VMO and left the Corporation by December 31, 1991. As a result of these offers, the Telephone Company recorded a before-tax charge of $33.9 million in 1991 consisting of $17.4 million in severance costs and $16.5 million in pension costs. On an after-tax basis, the charge reduced 1991 net income by $19.3 million.

            PENSION PLANS: The Telephone Company participates in two non-contributory, defined benefit pension plans of the
            Corporation: one for management employees and one for bargaining-unit employees. Benefits for management employees are based on an adjusted career average pay plan. Benefits for bargaining-unit employees are based on years of service and pay during 1987 to 1991 as well as a cash balance component.

            Funding of the plans is achieved through irrevocable contributions made to a trust fund. Plan assets consist primarily of listed stocks, corporate and governmental debt, and real estate. The Corporation's policy is to fund pension cost for these plans in conformity with the Employee Retirement Income Security Act of 1974 using the aggregate cost method. For purposes of determining contributions, the assumed investment earnings rate on plan assets was 8.5% in 1993 and declines to 6.0% by 1998.

            The Telephone Company's portion of the Corporation's pension (income) cost computed using the projected unit credit actuarial method was approximately $(7.7) million, $(2.9) million and $16.6 million for 1993, 1992 and 1991, respectively. The increase in pension income for 1993 is due primarily to the net effect of a settlement gain and charges for special termination benefits associated with the SPO that resulted in a gain of $6.0 million in 1993. Pension expense decreased in 1992 as compared with 1991 due primarily to the absence of the charge for special benefits relating to a management retirement offer in 1991 and an increase in the discount rate from 1990 to 1991.

            When it is economically feasible to do so, the Corporation amends periodically the benefit formulas under its pension plans. Accordingly, pension cost has been determined in such a manner as to anticipate that modifications to the pension plans would continue in the future.

            POSTRETIREMENT   HEALTH   CARE: The Telephone Company
            participates in the health care benefit plans for retired employees provided by the Corporation. Substantially all of the Telephone Company's employees may become eligible for these benefits if they retire with a service pension. In addition, an employee's spouse and eligible dependents may become eligible for health care benefits. Effective July 1, 1996, all bargaining-unit employees who retire after December 31, 1989 and all management employees who retire after December 31, 1991 may have to share with the Corporation the premium costs of postretirement health care benefits if these costs exceed certain limits.

            Prior to January 1, 1993, these benefits were recognized as an expense only when paid (referred to as the "pay-as-you-go" method). In 1991, in accordance with a DPUC decision in a rate proceeding, the Telephone Company began to fund the postretirement health care benefits. These costs have been contributed to Voluntary Employees' Beneficiary Association ("VEBA") trusts. The Corporation's funding policy with regard to health care costs has been to contribute an amount equal to the service and interest cost of active employees, subject to tax deductible limits, in order to contain the growth of the unfunded postretirement health care liability. Based on the DPUC's July 7, 1993 general rate award decision, the Corporation contributed additional amounts to the VEBAs in the fourth quarter of 1993. The additional amounts began to fund the accumulated liability. In 1992 and 1991, the pay-as-you-go expense combined with the VEBA contributions amounted to $32.4 million and $25.2 million, respectively.

            Effective January 1, 1993, the Telephone Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 106 requires that employers accrue, during the years an employee renders service, the expected cost, based on actuarial valuations, of health care and other non-pension benefits provided to retirees and their eligible dependents. With the adoption of SFAS No. 106, the Telephone Company elected to defer, in accordance with an FCC accounting order and final decision issued by the DPUC on July 7, 1993, recognition of the accumulated postretirement benefit obligation in excess of the fair value of plan assets ("transition obligation") and amortize it over the average remaining service period of 18.4 years. The Telephone Company's portion of the postretirement benefit cost for 1993, including the amortization of the transition obligation, was approximately $45 million.

            POSTEMPLOYMENT BENEFITS: Effective January 1, 1993, the Telephone Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This statement requires employers to accrue benefits provided to former or inactive employees after employment but before retirement. These benefits include workers' compensation, disability benefits and health care continuation coverage for a limited period of time after employment. The standard generally requires that these benefits be accrued as earned when the right to the benefits accumulate or vest. The cumulative effect of this accounting change reduced 1993 net income reported in the statement of income by $6.5 million. Health care continuation costs, which do not vest, continue to be paid from company funds and are expensed when paid.

            NOTE 3:  INCOME TAXES

            Effective January 1, 1993, the Telephone Company adopted SFAS No. 109, "Accounting for Income Taxes." As required under SFAS No. 109, and in accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," the Telephone Company has a regulatory asset of $71.0 million (recorded in Deferred charges and other assets) related to the cumulative amount of income taxes on temporary differences previously flowed through to ratepayers. These amounts relate principally to capitalization of certain general overhead, taxes and payroll-related construction costs for financial statement purposes. In addition, the Telephone Company has a regulatory liability of $98.9 million (recorded in Other liabilities and deferred credits) relating to future tax benefits to be flowed back to ratepayers associated with unamortized investment tax credits and decreases in both federal and state statutory tax rates. Both the regulatory asset and liability are recognized over the regulatory lives of the related taxable bases concurrent with the realization in rates, except for the liability related to intrastate excess state tax rates, which in accordance with the DPUC final decision issued on July 7, 1993, will be returned to ratepayers over three years. This method is a more accelerated turnaround than the normal recognition period.

            Income tax (benefit) expense includes the following components:

            Dollars in Millions
            For the Years Ended December 31,        1993     1992     1991


            FEDERAL
            Current                               $ 77.2   $ 65.2   $ 63.4
            Deferred                              (103.9)    12.9      1.5
            Investment tax credits, net            (10.5)    (7.0)    (7.1)
            Total Federal                          (37.2)    71.1     57.8

            STATE
            Current                                 28.6     29.3     29.7
            Deferred                               (35.3)     8.2      5.3
            Total State                             (6.7)    37.5     35.0
            Total Income Taxes                    $(43.9)  $108.6   $ 92.8


            Deferred income tax (benefit) expense results primarily from temporary differences involving accelerated tax depreciation and shorter tax lives for income tax purposes offset by the 1993 accrual for the restructuring charge, which was deductible for financial statements purposes but not for tax. In August 1993, the federal corporate income tax rate increased from 34.0% to 35.0%, retroactive to January 1, 1993. In addition, the enacted state corporate income tax rate will be gradually reduced from the current 11.5% to 10.0% by January 1, 1998. The net impact of these changes in the enacted tax rates was not material to total income taxes or to net deferred tax liabilities.

            The effective federal income tax rates varied from the statutory federal rate for the reasons set forth below:

            For the Years Ended December 31,      1993     1992     1991


            Statutory federal rate               (35.0)%   34.0%    34.0%
            a.State income taxes, net of          (5.8)     9.2     10.4
              federal income tax effect.
            b.Temporary differences
              associated with depreciation on
              certain general overhead, taxes      8.4      1.6      2.1
              and payroll-related construction
              costs and AFUDC.
            c.Amounts currently included in
              taxable income for which
              deferred taxes were provided in    (10.7)    (2.1)    (2.7)
              prior years at tax rates greater
              than the statutory tax rate.
            d.Amortization of investment tax
              credits over the life of the
              plant that gave rise to the
              credits.  Such amortization
              reduced income tax expense for     (14.0)    (2.6)    (3.1)
              the years 1991 through 1993 by
              the amounts shown in Note 11.
            e.Prior years' tax adjustments.       (1.1)      .3       .9
            f.Other differences, net.              (.4)      -       (.1)

            Effective Rate                       (58.6)%   40.4%    41.5%


            Deferred income tax liabilities (assets) are composed of the following at December 31, 1993
            (in millions):

            Tax Effect of Temporary Differences for:

            Depreciation                                           $ 488.3
            Items previously flowed through to ratepayers             71.0
            Deferred gross earnings tax                               19.1
            Restructuring charge                                     (98.6)
            Unamortized investment tax credits                       (37.0)
            Other                                                    (18.6)
            Net Deferred Income Tax Liabilities - Long-Term        $ 424.2


            NOTE 4:  DEFERRED CHARGES

            In accordance with the regulatory accounting practices described in Note 1, deferred charges include the following costs: (i) the Telephone Company's 1990 final gross earnings tax ("GET") payment, which is being amortized over ten years through 1999; (ii) accrued but unexpensed compensated absences at December 31, 1987, which are being amortized over ten years through December 31, 1997; (iii) debt refinancing costs occurring prior to 1988, which were being amortized over the life of the related new debt until 1993, when they were written off as part of the extraordinary charge related to the early extinguishment of debt [see Note 6], and (iv) expenses incurred prior to April 1, 1988 in connection with modifying the Telephone Company's network to provide customers with equal access to interexchange carriers of their choice, which were amortized over eight years through December 31, 1993. Amortization of these costs is on a straight-line basis.

            Amounts related to these costs are as follows:

             In Millions, at December 31,                   1993     1992


             GET                                           $46.5    $54.2


             Compensated Absences                          $13.3    $16.6


             Debt Refinancings                                 -    $33.6


             Equal Access                                      -   $  2.9


            NOTE 5:  SHORT-TERM DEBT

            The Telephone Company has obtained short-term financing through intercompany borrowings from the Corporation, which obtains, when necessary, short-term funds for its subsidiaries as a group. There were no amounts payable to the Corporation for temporary cash needs as of December 31, 1993. As of December 31, 1992 and 1991, the amounts payable to the Corporation totaled $72.6 million and $40.8 million, respectively.

            Additional information regarding notes payable outstanding during the year is as follows:

            Dollars in Millions,
            For the Years Ended December 31,        1993     1992     1991


            Average amount outstanding during
            the year (based on daily amounts)     $ 46.8   $ 94.6   $107.6

            Weighted average interest rate
            during the year (based on daily        3.15%    3.81%    6.02%
            amounts)

            Maximum amount outstanding at any
            month's end during the year          $107.0    $129.3   $139.2


            Weighted average interest rate at         -     3.47%    4.76%
            year end

            NOTE 6: LONG-TERM OBLIGATIONS

            The components of long-term obligations at December 31 are as follows:

            Dollars in Millions                Interest       1993    1992
                                                 Rates


            Debentures                      4.38% to 5.75%   $ 45.0  $ 90.0
                                                     8.63%    200.0   200.0

            Total Debentures                                  245.0   290.0

            Unsecured notes                 6.13% to 7.25%    625.0   180.0
                                            8.70% to 9.63%    120.0   300.0

            Total Unsecured Notes                             745.0   480.0

            Total Long-Term Debt                              990.0   770.0
            Unamortized discount and                           (4.0)   (9.7)
             premium, net
            Capital lease obligations                            .1      .5
            Current portion of long-term                     (240.0     (.3)
             obligations

            Total Long-Term Obligations                      $746.1  $760.5


            Maturities of long-term debt outstanding at December 31, 1993 by type of obligation are as follows (in millions):

                                                       Unsecured
            Maturities                     Debentures      Notes      Total

            1994                               $200.0     $ 40.0     $240.0
            1995                                    -          -          -
            1996                                    -          -          -
            1997                                    -          -          -
            1998                                    -          -          -
            1999-2008                            45.0      380.0      425.0
            2009-2018                               -          -          -
            Thereafter                              -      325.0      325.0

            Total                              $245.0     $745.0     $990.0


            On September 15, 1993, the Telephone Company called $45.0 million of 5.750% debentures due November 1, 1996. The debentures were redeemed on November 1, 1993. The unamortized costs associated with this redemption did not result in a significant charge to the 1993 consolidated statement of income.

            On December 8, 1993, the Telephone Company filed a shelf registration statement with the Securities and Exchange Commission ("SEC") to sell up to $540.0 million in medium-term notes. On December 14, 1993, the Telephone Company announced that it would repurchase any and all of its $120.0 million of 9.625% and $100.0 million of 9.600% medium-term notes. The Telephone Company repurchased $166.5 million of these notes and on December 30, 1993, executed an "in-substance defeasance" for the remainder of the medium-term notes not repurchased. Sufficient U.S. Government securities were deposited in an irrevocable trust to cover the outstanding principal, interest and call premium payable February 15, 1995. Pursuant to this registration statement, the Telephone Company sold, on December 21, 1993, with DPUC approval: (i) $200.0 million of 6.125% notes due December 15, 2003 at 99.160 to yield 6.239%; and (ii) $245.0 million of 7.250% notes due December 15, 2033 at 99.300 to yield 7.304%. The proceeds of the $245.0 million issue were used to repurchase the debt issues discussed previously and purchase securities placed in the irrevocable trust established for the "in-substance defeasance." On January 14, 1994, the proceeds of the $200.0 million issue were used to redeem $200.0 million of 8.625% debentures called irrevocably on December 14, 1993. The call premium, unamortized costs, defeasance premiums and tender costs associated with these redemptions have been classified as an extraordinary charge in the 1993 statement of income. The extraordinary charge totaled $44.0 million, net of applicable tax benefits of $38.0 million.

            On April 2, 1992, the Telephone Company filed a shelf registration statement with the SEC to sell up to $180.0 million in medium-term notes with maturities of up to 25 years. Pursuant to this registration statement, the Telephone Company sold, on August 5, 1992, with DPUC approval, $110.0 million of 7.125% notes due August 1, 2007 at 99.317 to yield 7.200%, and $70.0 million of 7.000% notes due August 1, 2004 at face value. On September 8, 1992, the proceeds from the sale of these medium-term notes were used to redeem $65.0 million of 7.750% debentures due June 1, 2004 and $110.0 million of 8.125% debentures due May 1, 2008, both of which were called on August 6, 1992. The call premium, unamortized debt issuance costs, and unamortized premium associated with the redeemed debentures have been classified as an extraordinary charge in the 1992 income statement. This charge totaled $2.7 million, net of applicable tax benefits of $2.0 million.

            Pursuant to a shelf registration filed in December 1989 with the SEC to register $300.0 million of debt securities, the Telephone Company sold, with DPUC approval, $80.0 million, the remainder of the shelf registration, of 8.700% unsecured notes in December 1991, which matures on August 15, 2031. The proceeds of the $80.0 million issue were used to redeem $80.0 million of 9.625% debentures called irrevocably on December
            20, 1991. Related to this redemption, the call premium and unamortized costs associated with the called debentures have been classified as extraordinary charges in the 1991 statement of income. The extraordinary charge totaled $2.2 million, net of applicable tax benefits of $1.7 million.

            NOTE 7:  LEASE OBLIGATIONS

            The Telephone  Company  has  entered  into  both  capital  and operating leases for facilities and equipment used in its operations. Rental expense under operating leases was $30.3 million, $32.9 million and $32.0 for 1993, 1992 and 1991, respectively. Aggregate future minimum rental commitments under noncancelable leases at December 31, 1993 were as follows (in millions):

                                                                Operating
            Year                                                   Leases


            1994                                                   $ 17.5
            1995                                                     17.4
            1996                                                     16.2
            1997                                                     15.3
            1998                                                     14.8
            Thereafter                                               61.6

            Total Minimum Lease Payments                           $142.8


            Future minimum lease payments under capital leases as of December 31, 1993 were $.1 million through 1998 and $.3 million thereafter, included in the total $.4 million minimum lease payments is $.3 million, which represents future interest.

            Included in future minimum rental commitments for operating leases are amounts attributable to leases with affiliates totaling $55.3 million.


            NOTE 8:  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

            SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires companies to disclose the fair value of all their financial instruments, including both assets and liabilities. The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

            CASH AND TEMPORARY CASH INVESTMENTS: The carrying amount approximates fair value because of the short maturity of those instruments.

            SHORT-TERM BORROWINGS FROM PARENT: The carrying amount approximates fair value because of the short maturity of those instruments.

            OBLIGATIONS MATURING WITHIN ONE YEAR: The carrying amount approximates fair value because of the short maturity of those instruments. The fair value of long-term debt called in 1993 and redeemed in 1994 is estimated based on the call price for those issues.

            LONG-TERM DEBT: The fair value of the Telephone Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Telephone Company for debt of the same remaining maturities.

            The estimated fair values of the Telephone Company's financial instruments are as follows:

                                                   1993           1992
            Dollars in Millions,               Carry   Fair   Carrying  Fair
            At December 31,                    Amount  Value  Amount    Value


            Cash and temporary cash            $214.5  $214.5   $ 6.4   $ 6.4
            investments
            Short-term borrowings from Parent     -       -     (72.6)  (72.6)
            Obligations maturing within one    (240.0) (253.9)    (.3)    (.3)
            year
            Long-term debt                     (746.1) (760.0) (760.5) (791.6)


            NOTE 9:  STOCKHOLDER'S EQUITY

            COMMON, PREFERRED AND PREFERENCE SHARES
            The Telephone Company has authorization for 70,000,000 shares of common stock at a par value of $12.50 per share. The Telephone Company also has authorization for 500,000 shares of preferred stock at a par value of $50.00 per share and 50,000,000 shares of preference stock at a par value of $1.00 per share. No shares of preferred or preference stock have been issued pursuant to these authorizations.

            TREASURY STOCK
            In February 1984, AT&T returned 42,000 shares of common stock to the Telephone Company without payment. The 42,000 shares, valued at the market price on the date received, represent the original shares, adjusted for stock splits, that were issued in 1884 for licenses provided to the Telephone Company. In addition, the Telephone Company purchased at market price 696 shares of common stock in June 1986 from stockholders dissenting to a reorganization that took effect on July 1, 1986 whereby the Telephone Company became a wholly owned subsidiary of the Corporation.


            NOTE 10:  RESTRUCTURING CHARGE

            In December 1993, the Telephone Company announced a business restructuring program designed to reduce costs. The program includes costs that will be incurred for work force reductions involving approximately 2,500 employees over the next two to three year period including those that began in January 1994. The charge also includes the incremental costs of analyzing and implementing reengineering solutions; designing and developing new processes and tools to continue the Corporation's provision of excellent service; and the training of employees to help them keep pace with the changes the Corporation is implementing to streamline its business and meet the changing demands of customers. The estimated costs of this restructuring program is $335.0 million and is shown as a separate line item in the statement of income and resulted in an after-tax charge of $192.7 million to operations.

            Management anticipates that expenditures, net of tax, for the restructuring charge will approximate $55 million in 1994, $75 million in 1995 and $55 million in 1996. These expenditures are expected to be funded from cash flows from operations.

            As a result of this work force reduction coupled with the election to amortize the transition obligation for postretirement health care benefits, the Telephone Company recognized a curtailment loss of $86 million. The curtailment loss was recorded on the balance sheet as a regulatory asset and is currently being recovered in rates.


            NOTE 11:  SUPPLEMENTAL FINANCIAL INFORMATION

            Dollars in Millions,
            For the Years Ended December 31,        1993     1992     1991


            Amortization of investment tax        $ 10.5   $  7.0   $  6.7
             credits

            Property and other taxes
               Property                           $ 45.0   $ 43.2   $ 45.8
               Other                                13.0     13.2     10.0

            Total Property and Other Taxes        $ 58.0   $ 56.4   $ 55.8

            Advertising expense                   $ 11.2   $  9.7   $ 11.0

            Interest expense
               Long-term obligations              $ 64.4   $ 66.9   $ 66.3
               Short-term obligations                1.5      3.6      6.5
               Other                                 2.1      1.9      2.4

            Total Interest Expense                $ 68.0   $ 72.4   $ 75.2

            Interest paid                         $ 74.0   $ 68.2   $ 75.5

            Income taxes paid                     $ 98.8   $ 87.0   $ 94.5



            Dollars in Millions                             1993     1992

            Other current liabilities
               Dividends payable                           $ 22.0   $ 17.7
               Interest accrued                              17.8     23.8
               Postemployment benefits accrued               11.0        -
               Taxes accrued                                  1.6      7.6
               Other current liabilities                     18.0     17.4
            Total Other Current Liabilities                $ 70.4   $ 66.5


            During 1993, 1992 and 1991, revenues earned from providing services to AT&T accounted for approximately 12.3%, 12.1% and 12.9%, respectively, of operating revenues. No other customer accounted for more than 10% of operating revenues.

            NOTE 12:  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


            Dollars in Millions   1stQTR   2ndQTR   3rdQTR   4thQTR     Total

               1993

           Revenues             $353.4   $360.4    $363.2   $365.4    $1,442.4

           Operating (Loss)       80.5     86.5      90.4   (263.5)(1)    (6.1)
            Income

           (Loss) Income Before
            Extraordinary Charge
            and Accounting Change 38.7     44.1      45.2   (159.0)      (31.0)

           Extraordinary Charge     -       -         -      (44.0)      (44.0)

           Cumulative Effect
            of Accounting
            Change                (6.5)     -         -         -         (6.5)

           Net (Loss) Income    $ 32.2   $ 44.1     $45.2  $(203.0)      (81.5)



                  1992

           Revenues             $348.1   $352.0    $350.4   $352.1    $1,402.6

           Operating Income       86.2     82.7      82.1     89.0       340.0

           Income Before
             Extraordinary
             Charge               40.2     40.3      37.9     42.1       160.5
            Extraordinary
              Charge                -        -       (2.7)     -          (2.7)

            Net (Loss) Income   $ 40.2   $ 40.3     $35.2    $42.1      $157.8



            (1) Includes  a  before-tax  charge  of  $335.0  million  for restructuring which reduced net income $192.7 million.

            Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            No changes in or disagreements with accountants on any matter of accounting or financial disclosure occurred during the period covered by this report.


            Items 10 through 13.

            Information required under Items 10 through 13 is omitted pursuant to General Instruction J(2).



                                          PART IV


            Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K


             (a)  Documents filed as part of the report:            Page

                 (1) Report of Independent Accountants               16

                     Financial Statements Covered by Report of
                     Independent Accountants

                     Statement of (Loss) Income and Retained
                     Earnings - for the years ended                  17
                     December 31, 1993, 1992 and 1991

                     Balance Sheet - as of  December 31, 1993        18
                     and 1992

                     Statement of Cash Flows - for the years
                     ended December 31, 1993, 1992 and 1991          20

                     Notes to Financial Statements                   21

                 (2) Financial Statement Schedules Covered by
                     Report of Independent Accountants for the three years ended December 31, 1993:

                     V - Telephone Plant                             39

                     VI - Accumulated Depreciation                   43

                     VIII - Valuation and Qualifying Accounts        43

                 Schedules other than those listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not applicable.

                 (3) Exhibits:

            Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto.


            Exhibit
            Number


            3a Amended and Restated Certificate of Incorporation of the registrant as filed June 14, 1990 (Exhibit 3a to 1990 Form 10-K dated 3/25/91, File No. 1-
                         6654).

            3b By-Laws of the registrant as amended and restated through May 11, 1988 (Exhibit 3b to 1988 Form 10-K dated 3/23/89, File No. 1-6654).

            4 No instrument which defines the rights of holders of long-term debt of the registrant is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

            10(iii)(A)1  SNET Short Term Incentive Plan as amended March 1,
                         1993 (Exhibit 10(iii)(A)1 to 1992 Form 10-K dated 3/23/93, File No. 1-6654).

            10(iii)(A)2  SNET Long Term Incentive Plan as amended March  1,
                         1993 (Exhibit 10(iii)(A)2 to 1992 Form 10-K dated 3/23/93, File No. 1-6654).

            10(iii)(A)3  SNET  Financial  Counseling  Program  as   amended
                         January  1987  (Exhibit  10-D  to  Form  SE  dated
                         3/23/87-1, File No. 1-9157).

            10(iii)(A)4  Group Life Insurance Plan and Accidental Death and
                         Dismemberment Benefits Plan for Outside Directors of SNET as amended July 1, 1986 (Exhibit 10-E to Form SE dated 3/23/87-1, File No. 1-9157).

            10(iii)(A)5  SNET  Executive  Non-Qualified  Pension  Plan  and
                         Excess Benefit Plan as amended November 1, 1991 (Exhibit 10-A to Form SE dated 3/20/92, File No. 1-9157). Amendments dated December 8, 1993 (Exhibit 10(iii)(A)5 to 1993 Form 10-K dated 3/23/94, File
                         No. 1-9157).

              (3) Exhibits (continued):


            Exhibit
            Number


            10(iii)(A)6  SNET Management Pension  Plan as  amended November
                         1, 1987 (Exhibit 10-C to Form  SE dated 3/21/88-1,
                         File No. 1-9157).   Amendments dated  September 1,
                         1988 and January 1, 1989 (Exhibit 10-C to Form SE dated 3/21/89, File No. 1-9157). Amendments dated January 1, 1989 through August 6, 1989 (Exhibit 10-B to Form SE dated 3/20/90, File No. 1-9157). Amendments dated June 5, 1991 through September 25, 1991 (Exhibit 10-B to Form SE dated 3/20/92,
                         File No.  1-9157).   Amendments  dated  January 1,
                         1993 (Exhibit 10(iii)(A)6 to 1992  Form 10-K dated
                         3/23/93,  File  No.  1-6654).    Amendments  dated
                         September 8, 1993 through December 8, 1993 (Exhibit 10(iii)(A)6 to 1993 Form 10-K dated 3/23/94, File
                         No. 1-9157).


            10(iii)(A)7  SNET Incentive  Award  Deferral  Plan  as  amended
                         March 1, 1993. (Exhibit 10(iii)(A)7 to 1992 Form 10-K dated 3/23/93, File No. 1-6654).

            10(iii)(A)8  SNET Mid-Career Pension  Plan as  amended November
                         1, 1991 (Exhibit 10-D to Form SE dated 3/20/92, File No. 1-9157). Amendments dated December 8, 1993 (Exhibit 10(iii)(A)8 to 1993 Form 10-K dated 3/23/94, File No. 1-9157).

            10(iii)(A)9  SNET Deferred  Compensation Plan  for Non-Employee
                         Directors as amended January 1, 1993. (Exhibit 10(iii)(A)9 to 1992 Form 10-K dated 3/23/93, File
                         No. 1-6654).

            10(iii)(A)10 Change-in-Control Agreements (Exhibit 10-F to Form
                         SE dated 3/15/91, File No. 1-9157).


            10(iii)(A)11 SNET 1986 Stock  Option Plan  as amended  March 1,
                         1993. (Exhibit  10(iii)(A)11  to  1992  Form  10-K
                         dated 3/23/93, File No. 1-6654).

            10(iii)(A)12 SNET  Retirement  and  Disability  Plan  for  Non-
                         Employee Directors as amended April 14, 1993 (Exhibit 10(iii)(A)12 to 1993 Form 10-K dated 3/23/94, File No. 1-9157).

            10(iii)(A)13 SNET Non-Employee  Director  Stock  Plan effective
                         January 1, 1994 (Exhibit 4.4 to Registration Statement No. 33-51055, File No. 1-9157)

            10(iii)(A)14 Description of  SNET Executive  Retirement Savings
                         Plan (Exhibit 10(iii)(A)14 to 1993 Form 10-K dated 3/23/94, File No. 1-9157).

            12           Computation of Ratio of Earnings to Fixed Charges.

            23           Consent of Independent Accountants.

              (3) Exhibits (continued):


            Exhibit
            Number


            24a          Powers of Attorney.

            24b          Board of Directors' Resolution.

            99a Annual Report on Form 11-K for the plan year ended December 31, 1993 for the SNET Management Retirement Savings Plan will be filed as an amendment prior to June 30, 1994.

            99b Annual Report on Form 11-K for the plan year ended December 31, 1993 for the SNET Bargaining Unit Retirement Savings Plan will be filed as an amendment prior to June 30, 1994.




            (b) Reports on Form 8-K:

            On November 3, 1993, the Telephone Company filed a report on Form 8-K, dated November 3, 1993, announcing that effective December 1, 1993, Donald R. Shassian, will assume the position of Senior Vice President and Chief Financial Officer of both the Corporation and the Telephone Company.

            On December 8, 1993, the Telephone Company filed a report on Form 8-K, dated December 8, 1993, announcing charges against fourth quarter earnings totaling $4.08 per common share. These charges include a restructuring charge for reengineering and work force reductions, a refinancing charge and a charge for discontinued operations.

            On January 25, 1994, the Telephone Company filed a report on Form 8-K, dated January 24, 1994, announcing the Corporation's 1993 financial results.

                                      SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

            THE SOUTHERN NEW ENGLAND TELEPHONE COMPANY

            By /s/ J. A. Sadek
                   J. A. Sadek, Vice President and Comptroller, March 23, 1994


            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

            PRINCIPAL EXECUTIVE OFFICER:

              D. J. Miglio*
              Chairman, President, Chief Executive Officer and Director

            PRINCIPAL FINANCIAL AND ACCOUNTING OFFICERS:

              D. R. Shassian*
              Senior Vice President and
              Chief Financial Officer

              J. A. Sadek                          By: /s/ J. A. Sadek
              Vice President and Comptroller    (J. A. Sadek, as attorney-
                                                in-fact and on his own behalf)

            DIRECTORS:

              F. G. Adams*
              William F. Andrews*
              Richard H. Ayers*
              Zoe Baird*
              Barry M. Bloom*                   March 23, 1994
              F. J. Connor*
              William R. Fenoglio*
              Claire L. Gaudiani*
              J.  R. Greenfield*
              N. L. Greenman*
              Worth Loomis*
              Burton G. Malkiel*
              Frank R. O'Keefe, Jr.*

                 * by power of attorney

                                                       Schedule V - Sheet 1

                      THE SOUTHERN NEW ENGLAND TELEPHONE COMPANY

                              SCHEDULE V--TELEPHONE PLANT
                                 (Millions of Dollars)




            COL. A             COL. B    COL. C    COL. D     COL. E   COL. F

                              Balance
                                 at      Additions            Other    Balance
            Year 1993         beginning  at cost  Retirements changes  at end
            Classification    of period -Note(a) -Note(b)   - Note(c)  of period

            Land                $  16.4  $    .5    $  -     $   -     $  16.9
            Buildings             358.7     26.8      9.2      (.4)      375.9
            Central Office
              Equipment         1,579.2     97.2     81.2      (.3)    1,594.9
            Station Apparatus      19.2      3.2       .6      (.1)       21.7
            Pole Lines            135.6      5.5      2.4       .2       138.9
            Cable               1,083.6     50.8     13.6       .1     1,120.9
            Underground
              Conduit             212.3      9.5       .7      (.9)      220.2
            Public Telephone
              Equipment            16.9      4.3     (1.7)       -        22.9
            Other Communications
              Equipment            65.8      7.2      1.9       .1        71.2
            Furniture and
              Office Equipment    265.2     36.6     17.5      (.9)      283.4
            Vehicles and Other
              Work Equipment       99.0      7.6      7.5      (.2)       98.9
            Total Telephone
              Plant in Service
              Note(d)           3,851.9    249.2    132.9     (2.4)    3,965.8
            Under Construction     70.3      1.9       -       1.8        74.0

            TOTAL TELEPHONE
              PLANT            $3,922.2   $251.1   $132.9    $ (.6)   $4,039.8


            The notes on Sheet 4 are an integral part of this Schedule.

                                                       Schedule V - Sheet 2



                      THE SOUTHERN NEW ENGLAND TELEPHONE COMPANY

                              SCHEDULE V--TELEPHONE PLANT
                                 (Millions of Dollars)




            COL. A             COL. B    COL. C    COL. D     COL. E   COL. F

                              Balance
                                 at      Additions            Other    Balance
            Year 1992         beginning  at cost  Retirements changes  at end
            Classification    of period -Note(a) -Note(b)   - Note(c)  of period

            Land                $  15.5  $    .8    $  -     $  .1     $  16.4
            Buildings             343.9     20.2      4.8      (.6)      358.7
            Central Office
              Equipment         1,532.0    129.4     84.0      1.8     1,579.2
            Station Apparatus      14.7      6.0      1.5       -         19.2
            Pole Lines            131.3      5.9      1.6       -        135.6
            Cable               1,029.8     69.2     15.3      (.1)    1,083.6
            Underground
              Conduit             197.4     15.1       .2       -        212.3
            Public Telephone
              Equipment            19.3       .5      2.9       -         16.9
            Other Communications
              Equipment            63.6      5.9      3.6      (.1)       65.8
            Furniture and
              Office Equipment    248.9     28.0     10.7     (1.0)      265.2
            Vehicles and Other
              Work Equipment       91.5     13.2      5.5      (.2)       99.0
            Total Telephone
              Plant in Service
              Note(d)           3,687.9    294.2    130.1      (.1)    3,851.9
            Under Construction     82.1    (10.9)      -       (.9)       70.3

            TOTAL TELEPHONE
              PLANT            $3,770.0   $283.3   $130.1    $(1.0)   $3,922.2


            The notes on Sheet 4 are an integral part of this Schedule.


                                                       Schedule V - Sheet 3


                      THE SOUTHERN NEW ENGLAND TELEPHONE COMPANY

                              SCHEDULE V--TELEPHONE PLANT
                                 (Millions of Dollars)




            COL. A             COL. B    COL. C    COL. D     COL. E   COL. F

                              Balance
                                 at      Additions            Other    Balance
            Year 1991         beginning  at cost  Retirements changes  at end
            Classification    of period -Note(a) -Note(b)   - Note(c)  of period

            Land                $  15.5  $    -     $  -     $  -      $  15.5
            Buildings             322.2     23.0      1.3       -        343.9
            Central Office
              Equipment         1,496.6    126.4     91.0       -      1,532.0
            Station Apparatus      16.0      1.3      2.6       -         14.7
            Pole Lines            124.6      7.7      1.0       -        131.3
            Cable                 979.3     65.6     15.1       -      1,029.8
            Underground
              Conduit             188.1      9.5       .2       -        197.4
            Public Telephone
              Equipment            18.4      1.0       .1       -         19.3
            Other Communications
              Equipment            59.5      6.3      2.2       -         63.6
            Furniture and
              Office Equipment    239.1     33.0     23.2       -        248.9
            Vehicles and Other
              Work Equipment       82.0     13.8      4.3       -         91.5
            Total Telephone
              Plant in Service
              Note(d)           3,541.3    287.6    141.0       -      3,687.9
            Under Construction     76.0      6.1       -        -         82.1

            TOTAL TELEPHONE
              PLANT            $3,617.3   $293.7   $141.0       -     $3,770.0


            The notes on Sheet 4 are an integral part of this Schedule.

                                                        Schedule V - Sheet 4


            Notes to Schedule V


            (a) Additions shown include (1) the original cost of reused material, which is concurrently credited to Material and Supplies, and (2) an Allowance for Funds Used During Construction.

            (b)  Items  of   telephone  plant   when   retired,  sold   or
                 reclassified are deducted from the property accounts at original cost.

            (c)  Represents     current     year     transfers     between
                 classifications, and other minor adjustments.

            (d) For interstate telephone plant, the FCC has approved the equal life group ("ELG") depreciation method using a remaining-life formula on a phased-in basis beginning in 1982. Vintages of interstate plant in service prior to the phase-in of ELG are being depreciated using a composite vintage group method. In addition, the FCC approved the use of straight-line amortization effective January 1, 1987 to recover an interstate reserve deficiency over a five-year period ended December 31, 1993. For intrastate plant, the DPUC approved ELG for 1993 vintages and subsequent periods. Vintages of intrastate plant in service prior to 1993 are being depreciated using a composite vintage group method. For the years 1993, 1992 and 1991, depreciation expense on telephone plant expressed as a percentage of average depreciable plant was 6.8%, 6.1% and 6.4%, respectively. Assets acquired under capital leases are generally amortized over the life of the lease using the straight-line method.

                      THE SOUTHERN NEW ENGLAND TELEPHONE COMPANY

                         SCHEDULE VI--ACCUMULATED DEPRECIATION
                                 (Millions of Dollars)


              COL. A      COL. B     COL. C     COL. D    COL. E     COL. F

                          Balance
                            at     Additions                         Balance
                         beginning  charged                          at end
                            of         to      Retirements  Other      of
            Description   period    expense    - Note (a)  Changes   period

            Year 1993   $1,301.3     $263.8     $135.9     $   -   $1,429.2
            Year 1992    1,204.1      227.7      130.5         -    1,301.3
            Year 1991    1,117.6      230.9      144.4         -    1,204.1

            (a)   Includes net salvage.



                   SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS
                                 (Millions of Dollars)


               COL. A     COL. B     COL. C     COL. D       COL. E    COL. F

                                       Additions

                          Balance
                            at     Additions                           Balance
                         beginning  charged    Charged to              at end
                            of         to    other accounts Deductions   of
            Description   period    expense    - Note (a)   - Note (b) period

            Allowance for Uncollectible
            Accounts Receivable:

            Year 1993      $18.7     $ 25.3       $2.3       $25.9     $ 20.4
            Year 1992       15.0       30.6        3.6        30.5       18.7
            Year 1991        9.5       30.1        3.4        28.0       15.0


            Restructuring Charge:

            Year 1993      $  -      $335.0       $ -        $  -      $335.0


            (a) Includes amounts previously written off that were credited directly to this account when recovered and miscellaneous debits and credits.
            (b)  Includes amounts written off as uncollectible.

                                  EXHIBIT INDEX


            Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto.


            Exhibit
            Number


            3a Amended and Restated Certificate of Incorporation of the registrant as filed June 14, 1990 (Exhibit 3a to 1990 Form 10-K dated 3/25/91, File No. 1-
                         6654).

            3b By-Laws of the registrant as amended and restated through May 11, 1988 (Exhibit 3b to 1988 Form 10-K dated 3/23/89, File No. 1-6654).

            4 No instrument which defines the rights of holders of long-term debt of the registrant is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

            10(iii)(A)1  SNET Short Term Incentive Plan as amended March 1,
                         1993 (Exhibit 10(iii)(A)1 to 1992 Form 10-K dated 3/23/93, File No. 1-6654).

            10(iii)(A)2  SNET Long Term Incentive Plan as amended March  1,
                         1993 (Exhibit 10(iii)(A)2 to 1992 Form 10-K dated 3/23/93, File No. 1-6654).

            10(iii)(A)3  SNET  Financial  Counseling  Program  as   amended
                         January  1987  (Exhibit  10-D  to  Form  SE  dated
                         3/23/87-1, File No. 1-9157).

            10(iii)(A)4  Group Life Insurance Plan and Accidental Death and
                         Dismemberment Benefits Plan for Outside Directors of SNET as amended July 1, 1986 (Exhibit 10-E to Form SE dated 3/23/87-1, File No. 1-9157).

            10(iii)(A)5  SNET  Executive  Non-Qualified  Pension  Plan  and
                         Excess Benefit Plan as amended November 1, 1991 (Exhibit 10-A to Form SE dated 3/20/92, File No. 1-9157). Amendments dated December 8, 1993 (Exhibit 10(iii)(A)5 to 1993 Form 10-K dated 3/23/94, File
                         No. 1-9157).


            10(iii)(A)6  SNET Management Pension  Plan as  amended November
                         1, 1987 (Exhibit 10-C to Form  SE dated 3/21/88-1,
                         File No. 1-9157).   Amendments dated  September 1,
                         1988 and January 1, 1989 (Exhibit 10-C to Form SE dated 3/21/89, File No. 1-9157). Amendments dated January 1, 1989 through August 6, 1989 (Exhibit 10-B to Form SE dated 3/20/90, File No. 1-9157). Amendments dated June 5, 1991 through September 25, 1991 (Exhibit 10-B to Form SE dated 3/20/92,
                         File No.  1-9157).   Amendments  dated  January 1,
                         1993 (Exhibit 10(iii)(A)6 to 1992  Form 10-K dated
                         3/23/93,  File  No.  1-6654).    Amendments  dated
                         September 8, 1993 through December 8, 1993 (Exhibit 10(iii)(A)6 to 1993 Form 10-K dated 3/23/94, File
                         No. 1-9157).


            10(iii)(A)7  SNET Incentive  Award  Deferral  Plan  as  amended
                         March 1, 1993. (Exhibit 10(iii)(A)7 to 1992 Form 10-K dated 3/23/93, File No. 1-6654).

            10(iii)(A)8  SNET Mid-Career Pension  Plan as  amended November
                         1, 1991 (Exhibit 10-D to Form SE dated 3/20/92, File No. 1-9157). Amendments dated December 8, 1993 (Exhibit 10(iii)(A)8 to 1993 Form 10-K dated 3/23/94, File No. 1-9157).

            10(iii)(A)9  SNET Deferred  Compensation Plan  for Non-Employee
                         Directors as amended January 1, 1993. (Exhibit 10(iii)(A)9 to 1992 Form 10-K dated 3/23/93, File
                         No. 1-6654).

            10(iii)(A)10 Change-in-Control Agreements (Exhibit 10-F to Form
                         SE dated 3/15/91, File No. 1-9157).


            10(iii)(A)11 SNET 1986 Stock  Option Plan  as amended  March 1,
                         1993. (Exhibit  10(iii)(A)11  to  1992  Form  10-K
                         dated 3/23/93, File No. 1-6654).

            10(iii)(A)12 SNET  Retirement  and  Disability  Plan  for  Non-
                         Employee Directors as amended April 14, 1993 (Exhibit 10(iii)(A)12 to 1993 Form 10-K dated 3/23/94, File No. 1-9157).

            10(iii)(A)13 SNET Non-Employee  Director  Stock  Plan effective
                         January 1, 1994 (Exhibit 4.4 to Registration Statement No. 33-51055, File No. 1-9157)

            10(iii)(A)14 Description of  SNET Executive  Retirement Savings
                         Plan (Exhibit 10(iii)(A)14 to 1993 Form 10-K dated 3/23/94, File No. 1-9157).

            12           Computation of Ratio of Earnings to Fixed Charges.

            23           Consent of Independent Accountants.

            24a          Powers of Attorney.

            24b          Board of Directors' Resolution.

            99a Annual Report on Form 11-K for the plan year ended December 31, 1993 for the SNET Management Retirement Savings Plan will be filed as an amendment prior to June 30, 1994.

            99b Annual Report on Form 11-K for the plan year ended December 31, 1993 for the SNET Bargaining Unit Retirement Savings Plan will be filed as an amendment prior to June 30, 1994.