Form 10-Q
period 1994-03-31
SOUTHERN NEW ENGLAND TELEPHONE CO
filed 1994-05-10
CIK 92244

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549
                                  FORM 10-Q


(Mark One)

  X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1994.



     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from         to        .


Commission File Number 1-6654


                 THE SOUTHERN NEW ENGLAND TELEPHONE COMPANY
           (Exact name of registrant as specified in its charter)


               Connecticut                          06-0542646
      (State of other jurisdiction of           (I.R.S. Employer
      incorporation or organization             Identification Number)


         227 Church Street, New Haven, CT             06510
      (Address of principal executive offices)      (Zip Code)


                               (203) 771-5200
                       (Registrant's telephone number,
                            including area code)


                               Not applicable
                (Former name, former address and former fiscal year,
                        if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X.  No    .

THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF SOUTHERN NEW ENGLAND
TELECOMMUNICATIONS CORPORATION, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

Form 10-Q - Part I      The Southern New England Telephone Company


                      PART I - FINANCIAL INFORMATION


The Southern New England Telephone Company ("Telephone Company") is a wholly owned telephone operating subsidiary of the Southern New England Telecommunications Corporation ("Corporation") and has its principal executive office at 227 Church Street, New Haven, Connecticut 06510 (telephone number (203) 771-5200).

The condensed financial statements on the following pages have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments of a normal recurring nature necessary for fair presentation for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Operating results for any interim periods, or comparisons between interim periods, are not necessarily indicative of the results that may be expected for full fiscal years. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Telephone Company's 1993 Annual Report on Form 10-K.

Form 10-Q - Part I     The Southern New England Telephone Company

             CONDENSED STATEMENT OF INCOME AND RETAINED EARNINGS
                            (Dollars in millions)


                                             (Unaudited)
                                       For the Three Months Ended
                                              March 31,
                                          1994        1993

Revenues
   Local service                       $ 152.0     $  131.4
   Intrastate toll                        79.0         89.4
   Network access                         86.8         85.8
   Publishing and other                   51.2         46.8

     Total Revenues                      369.0        353.4

Costs and Expenses
   Operating and maintenance             195.4        199.2
   Depreciation and amortization          73.7         58.1
   Taxes other than income                13.6         15.6

     Total Costs and Expenses            282.7        272.9

Operating Income                          86.3         80.5

Other expense, net                         (.1)         (.2)

Income Before Interest, Income Taxes
   and Accounting Change                  86.2         80.3

Interest                                  14.1         17.9

Income Before Income Taxes and
 Accounting Change                        72.1         62.4

Income taxes                              29.0         23.7

Income Before Accounting Change           43.1         38.7

Accounting change                           -          (6.5)

Net Income                             $  43.1     $   32.2

Retained Earnings -
Beginning of period                    $ 572.2     $  763.7
   Net income                             43.1         32.2
   Dividends declared to parent          (23.0)       (25.8)

End of period                          $ 592.3     $  770.1


The accompanying notes are an integral part of these financial statements.

Form 10-Q - Part I     The Southern New England Telephone Company


                           CONDENSED BALANCE SHEET
                            (Dollars in millions)

                                             (Unaudited)
                                             March 31, 1994  Dec. 31, 1993
ASSETS

Current Assets
   Cash and temporary cash investments       $    8.1          $  214.5
   Accounts receivable, net of allowance
      for uncollectibles of $21.3 and
      $20.4, respectively                       243.7             251.0
   Prepaid publishing                            41.8              40.5
   Materials and supplies                         5.9               8.0
   Deferred income taxes, prepaid taxes
      and other                                 107.6              80.2

        Total Current Assets                    407.1             594.2

Telephone plant, at cost                      4,059.4           4,039.8

Less:  Accumulated depreciation and
        amortization                          1,481.8           1,429.2

        Net Telephone Plant                   2,577.6           2,610.6

Deferred charges and other assets               262.1             265.7

Total Assets                                 $3,246.8          $3,470.5




The accompanying notes are an integral part of these financial statements.

Form 10-Q - Part I       The Southern New England Telephone Company

                            (Dollars in millions)

                                             (Unaudited)
                                            March 31, 1994    Dec. 31, 1993

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
   Accounts payable and accrued expenses     $   169.0          $  192.7
   Short-term borrowings from parent              12.3               -
   Obligations maturing within one year            -               240.0
   Restructuring charge - current                119.1             103.0
   Accrued compensated absences                   30.6              33.9
   Advance billings and customer deposits         43.1              41.0
   Other current liabilities                      87.0              70.4

        Total Current Liabilities                461.1             681.0

Long-term obligations                            746.1             746.1
Deferred income taxes                            436.4             424.2
Restructuring charge - long-term                 199.0             232.0
Unamortized investment tax credits                48.8              50.8
Other liabilities and deferred credits           232.0             233.1

        Total Liabilities                      2,123.4           2,367.2

Stockholder's Equity
   Common stock; $12.50 par value;
     30,428,596 shares issued and
     30,385,900 outstanding at each
     period end                                 380.4              380.4
   Proceeds in excess of par value              152.1              152.1
   Retained earnings                            592.3              572.2
   Less: Treasury stock (42,696 shares
         at each period end)                     (1.4)              (1.4)

        Total Stockholder's Equity            1,123.4            1,103.3

Total Liabilities and Stockholder's Equity   $3,246.8           $3,470.5














The accompanying notes are an integral part of these financial statements.

Form 10-Q - Part I    The Southern New England Telephone Company



                      CONDENSED STATEMENT OF CASH FLOWS
                            (Dollars in millions)

                                                           (Unaudited)
                                                   For the Three Months Ended
                                                             March 31,
                                                           1994      1993
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income                                          $   43.1    $   32.2
    Adjustments to reconcile net income to
     cash provided by operating activities:
      Depreciation and amortization                        73.7        58.1
      Cumulative effect of accounting change                 -          6.5
      Effect of business restructuring                    (16.9)         -
      Change in operating assets and liabilities, net      14.9        (1.3)
      Other, net                                            2.6        16.7

   Net cash provided by operating activities              117.4       112.2

CASH FLOWS FROM INVESTING ACTIVITIES

   Cash expended for capital additions                    (73.7)      (63.3)
   Other, net                                               (.3)       (1.1)

   Net cash used by investing activities                  (74.0)      (64.4)

CASH FLOWS FROM FINANCING ACTIVITIES

   Cash dividends                                         (22.0)      (17.7)
   Net proceeds (payments) of short-term borrowings
     from affiliate                                        12.3       (26.1)
   Repayment of long-term borrowings                     (240.1)         -
   Other, net                                                -          (.1)

   Net cash used by financing activities                 (249.8)      (43.9)

(Decrease) increase in cash and temporary
     cash investments                                    (206.4)        3.9

Cash and temporary cash investments at
     beginning of period                                  214.5         6.4

Cash and temporary cash investments at
     end of period                                     $    8.1   $    10.3

Income taxes paid                                      $    8.6   $    15.9
Interest paid                                          $   19.1   $    31.4



The accompanying notes are an integral part of these financial statements.

Form 10-Q - Part I      The Southern New England Telephone Company



                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)

(a)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Accounting Changes - The Telephone Company implemented Statement of Financial Accounting Standards ("SFAS") No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions", SFAS No. 112 "Employers' Accounting for Postemployment Benefits" and SFAS No. 109 "Accounting for Income Taxes" effective January 1, 1993. The cumulative effect of the accounting change for SFAS No. 112 as of January 1, 1993 resulted in a one-time, non-cash charge which reduced net income reported in the condensed statement of income by $6.5 million. For SFAS No. 106, the Telephone Company elected to amortize the transition obligation over the average remaining service period, therefore a cumulative effect was not recorded. In addition, a cumulative effect was not recorded for the adoption of SFAS No. 109 in compliance with the methods of adoption for regulated entities.

Form 10-Q - Part I The Southern New England Telephone Company


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


Comparison of quarter ended March 31, 1994 vs. quarter ended
March 31, 1993


Revenues:

  Local service revenues increased $20.6 million, or 15.7%, due primarily to new rates for basic local service implemented beginning  on  July  9, 1993 in accordance with  the  Telephone
  Company's 1993 general rate award. Revenue from directory assistance and coin telephone increased primarily as a result of an increase in rates also implemented in accordance with the 1993 general rate award. Also contributing to the increase in local service revenues was an increase in access lines in service and an expansion of the local-calling service area in several exchanges during September of 1993, which resulted in a shift in revenue from intrastate toll to local service. Access lines in service grew 1.8% from approximately 1,945,000 at March 31, 1993 to approximately 1,979,000 at
  March 31, 1994. In addition, growth experienced in subscriptions to premium services, such as an 8.2% increase in Totalphone [SM], also contributed to the increase in local service revenues.

  Intrastate toll revenues, which includes revenues from toll and WATS services, decreased $10.4 million, or 11.6%. The majority of this decrease was due primarily to the shift of revenues to local service caused by the extension of the local-calling service area in several exchanges as discussed above. Also contributing to the decrease was a reduction in intrastate toll rates, including several toll discount plans, which were implemented in accordance with the 1993 general rate award, as well as the increasingly competitive toll and WATS market. Toll message volumes decreased approximately 3% reflecting the negative impact of the extension of the local-calling service areas. In addition, WATS revenues decreased $3.5 million, or 29.6%, due primarily to lower WATS message volumes, customers migrating to lower priced services offered by the Telephone Company and the impact competitive providers have had on this market.

  Network access revenues increased $1.0 million, or 1.2%, due primarily to an increase in interstate minutes of use of
  approximately  5%.   Partially  offsetting  the   increase   in
  interstate minutes of use was a decrease, effective July 2, 1993, in interstate access tariff rates in accordance with the Telephone Company's 1993 annual Federal Communications Commission ("FCC") filing under price cap regulation. As of
  March 31, 1994, the Telephone Company's interstate rate of return was below the 12.25% authorized under price cap regulation.

  Publishing and other revenues increased $4.4 million, or 9.4%. Publishing and other revenues include revenues from publishing operations; billing and collection, and other non-access services rendered on behalf of interexchange carriers; and provision for the Telephone Company's uncollectible accounts receivable. Miscellaneous revenues associated with the 1993 general rate award and a decrease in the provision for uncollectible accounts receivable for the Telephone Company's residence, business and directory customers account for the majority of the variance.

Form 10-Q - Part I  The Southern New England Telephone Company


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
                           (Continued)


Comparison of quarter ended March 31, 1994 vs. quarter ended
March 31, 1993


Costs and Expenses:

  Operating and maintenance expenses decreased $3.8 million, or 1.9%. Wage, salary and employee related costs for the first quarter of 1994 decreased approximately $3 million over the same period in 1993 due primarily to the combined effect of the initial implementation of the work force reduction portion of the Telephone Company's restructuring program announced in December 1993 and the effect of the reorganization of an affiliate which occurred in the first quarter of 1993 partially offset by a 3.0% wage increase for bargaining-unit employees effective October 1993. As of March 31, 1994, approximately 800 employees, representing 16% of the total number of management employees and 5% of the total number of bargaining-unit employees, had left the Telephone Company as a result of the work force reduction plan. Licensed software fees for network switching increased slightly during the first quarter of 1994. Annual expenses for licensed software are expected to increase approximately $10 million over 1993 as the Telephone Company continues to replace and modernize its network switching operations.

  Depreciation and amortization expense increased $15.6 million, or 26.9%. The increase in depreciation and amortization was attributable primarily to revised depreciation rate schedules for both intrastate and interstate plant of the Telephone Company, as approved by the Connecticut Department of Public Utility Control ("DPUC") and FCC, respectively. The increase in depreciation expense relating to intrastate plant was approximately $10 million while interstate plant accounted for approximately $3 million of the increase. An increase in the average depreciable telephone plant, property and equipment also contributed to the increase in depreciation and amortization expense.


Interest Expense:

  Interest expense decreased $3.8 million, or 21.2%. This decrease was due primarily to interest savings from previous debt refinancings, a decrease in average debt outstanding and the absence in 1994 of $1.2 million of interest expense related to the settlement of sales tax issues in 1993.


Income Taxes:

  The effective tax rate in 1994 was 40.2% as compared with 38.0% in 1993. For 1993, income taxes include an adjustment reflecting the settlement of certain tax matters.

Form 10-Q - Part I  The Southern New England Telephone Company


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
                           (Continued)



Comparison of balances at March 31, 1994 vs. December 31, 1993


Cash and temporary cash investments:

  Cash and temporary cash investments decreased $206.4 million due primarily to the repayment of debt [see Liquidity and Capital Resources].


Deferred income taxes, prepaid taxes and other assets:

  Deferred   income  taxes,  prepaid  taxes  and   other   assets
  increased $27.4 million due primarily to an increase in prepaid property taxes. The increase in prepaid property taxes is a result of the Telephone Company's annual payment of property taxes in March 1994. The prepaid property taxes will be amortized over the remainder of 1994.


Obligations maturing within one year:

  Obligations maturing within one year decreased $240.0 million due primarily to the repayment of debt [see Liquidity and Capital Resources].

Form 10-Q - Part I  The Southern New England Telephone Company


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
                           (Continued)

Liquidity and Capital Resources

The Telephone Company generated cash flows from operations of $117.4 million during the three months ended March 31, 1994 as compared with $112.2 million during the three months ended March 31, 1993. The primary use of capital resources continued to be capital expenditures. The Telephone Company believes that cash flows from operations will be sufficient to fund all of its anticipated capital expenditures.

In  January  1994,  the  proceeds of  $200.0  million  of  6.125%
unsecured notes issued in December 1993 were used to redeem $200.0 million of 8.625% debentures called irrevocably on December 14, 1993. In addition, $40.0 million of notes, effectively tendered in December 1993 were paid in January 1994.

As of March 31, 1994, cash expenditures, before-tax, related to the restructuring charge announced in December 1993 amounted to approximately $17 million. Substantially all of these expenditures related to initial severance payments associated with work force reductions. The Telephone Company began implementing the reengineering program during the first quarter of 1994. These expenditures were funded from cash flows from operations. The Telephone Company continues to expect total 1994 cash expenditures related to the reengineering program to approximate $95 million, pre-tax.



Regulatory Matters

On April 19 and April 27, 1994, the State of Connecticut House of Representatives and Senate, respectively, unanimously passed a bill providing a new regulatory model for Connecticut telecommunications. The bill, which resulted from recommendations submitted by a telecommunications task force in February 1994, opens Connecticut telecommunication services to full competition, including local phone service currently provided primarily by the Telephone Company. The bill is currently pending review and signature by the Governor. If signed, the law is expected to take effect in July 1994.

On April 13, 1994, the DPUC approved a marketing arrangement between the Telephone Company and SNET America, Inc. ("SNET America"), a subsidiary of the Corporation, enabling the
Telephone Company to sell SNET America's interstate and international products, and SNET America to sell the Telephone Company's intrastate products and services. This arrangement will enable the Corporation to satisfy its customer's complete long distance calling needs with a single point of contact.

On April 13, 1994, the DPUC opened hearings on the Telephone Company's request to develop and provide electronic information services ("EIS"), including electronic publishing services. For the last three years, AT&T and the Regional Bell Operating Companies ("RBOCs") have been permitted to enter the electronic publishing and information services markets. For the same reasons that the U.S. District Court lifted the restrictions on information services and electronic publishing services for AT&T and the RBOCs, the Corporation believes that the DPUC should allow the Telephone Company to begin to offer EIS. A final decision on this issue is expected in June 1994.

Form 10-Q - Part I  The Southern New England Telephone Company


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
                           (Continued)


Regulatory Matters (continued)

On April 1, 1994, the Telephone Company filed with the FCC its 1994 annual interstate access tariff under price cap regulation for effect on July 1, 1994. The Telephone Company maintained its selection of the 3.3% productivity factor and will be allowed to earn up to a 12.25% interstate rate of return annually before any sharing mechanism is invoked. The filing, if approved by the FCC, is anticipated to decrease interstate network access revenues approximately $6 million for the period July 1, 1994 to June 30, 1995.

Form 10-Q - Part II  The Southern New England Telephone Company


                  PART II  -  OTHER INFORMATION



Item 1.  Legal Proceedings

         There were no material developments in the first quarter of 1994.




Item 6.  Exhibits and Reports on Form 8-K

   (b) On April 21, 1994, the Telephone Company filed a report on Form 8-K, dated April 21, 1994 announcing the Corporation's financial results for the first quarter of 1994.

Form 10-Q - Part II  The Southern New England Telephone Company





                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 The Southern New England Telephone Company

May 10, 1994



                /s/ J. A. Sadek
                    J. A. Sadek
                    Vice President and Comptroller