Form 10-K/A
period 1993-12-31
SOUTHERN NEW ENGLAND TELEPHONE CO
filed 1994-06-03
CIK 92244

                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC  20549
                                      FORM 10-K/A

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

                    THE SOUTHERN NEW ENGLAND TELEPHONE COMPANY

                    FORM 10-K/A for the Period Ending 12/31/93

                                EXHIBIT INDEX


Exhibits identified in parentheses below, on file with the SEC, are incorporated by reference as exhibits hereto.



Exhibit
Number


99a       Annual Report on Form 11-K for the SNET Management
          Retirement Savings Plan for the plan year ended
          December 31, 1993 (filed as Exhibit 99a to Form SE dated 6/2/94, File No. 1-9157).


99b       Annual Report on Form 11-K for the SNET Bargaining
          Unit Retirement Savings Plan for the plan year ended
          December 31, 1993 (filed as Exhibit 99b to Form SE dated 6/2/94, File No. 1-9157).

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                           The Southern New England Telephone Company
                                          (Registrant)


                    BY                 /s/ John A. Sadek
                                           John A. Sadek
                                  Vice President and Comptroller




Date:  June 3, 1994