Form 10-Q
period 1994-06-30
SOUTHERN NEW ENGLAND TELEPHONE CO
filed 1994-09-22
CIK 92244

               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549
                            FORM 10-Q

(Mark One)

  X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1994.

                               OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934.

For the transition period from          to         .


Commission File Number 1-6654


               THE SOUTHERN NEW ENGLAND TELEPHONE COMPANY
         (Exact name of registrant as specified in its charter)

                  Connecticut                    06-0542646
         (State or other jurisdiction of      (I.R.S. Employer
          incorporation or organization)      Identification Number)


          227 Church Street, New Haven, CT              06510
       (Address of principal executive offices)       (Zip Code)


                             (203) 771-5200
                      (Registrant's telephone number,
                           including area code)

                             Not applicable
              (Former name, former address and former fiscal
                   year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X  .  No     .

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

Form 10-Q - Part I     The Southern New England Telephone Company

                          CONDENSED STATEMENT OF INCOME AND RETAINED EARNINGS
                                          (Dollars in millions)
                                               (Unaudited)
                            For the 3 Months Ended     For the 6 Months Ended
                                     June 30,                   June 30,
                                  1994      1993            1994      1993
Revenues
  Local service                $ 154.3  $  134.3         $  306.3  $  265.7
  Intrastate toll                 75.9      90.8            154.9     180.2
  Network access                  88.4      86.4            175.2     172.2
  Publishing and other            52.4      48.9            103.6      95.7
     Total Revenues              371.0     360.4            740.0     713.8

Costs and Expenses
  Operating and maintenance      189.6     195.7            385.0     394.9
  Depreciation and amortization   74.0      64.2            147.7     122.3
  Taxes other than income         13.6      14.0             27.2      29.6
     Total Costs and Expenses    277.2     273.9            559.9     546.8

Operating Income                  93.8      86.5            180.1     167.0

Other (expense) income, net        (.2)       .4              (.3)       .2

Income Before Interest, Income
  Taxes and Accounting Change     93.6      86.9            179.8     167.2

Interest                          13.4      16.7             27.5      34.6

Income Before Income Taxes
  and Accounting Change           80.2      70.2            152.3     132.6

Income Taxes                      32.4      26.1             61.4      49.8

Income Before Accounting Change   47.8      44.1             90.9      82.8

Accounting change                  -         -                -        (6.5)

Net Income                      $ 47.8   $  44.1          $  90.9   $  76.3

Retained Earnings -
Beginning of period             $ 592.3  $ 770.1          $ 572.2   $ 763.7
  Net income                       47.8     44.1             90.9      76.3
  Dividends declared to parent    (27.0)   (35.2)           (50.0)    (61.0)

End of Period                   $ 613.1  $ 779.0          $ 613.1   $ 779.0

The accompanying notes are an integral part of these financial statements.

Form 10-Q - Part I    The Southern New England Telephone Company


                        CONDENSED BALANCE SHEET
                         (Dollars in millions)

                                            (Unaudited)
                                           June 30, 1994        Dec. 31, 1993
ASSETS

Current Assets
  Cash and temporary cash investments        $     7.6              $  214.5
  Accounts receivable, net of allowance
    for uncollectibles of $21.8 and $20.4,
    respectively                                 248.9                 251.0

 Prepaid publishing                               39.5                  40.5
 Materials and supplies                            5.7                   8.0
 Deferred income taxes, prepaid taxes and other  121.6                  80.2
    Total Current Assets                         423.3                 594.2

Telephone plant, at cost                       4,075.4               4,039.8
Less:  Accumulated depreciation and
         amortization                          1,530.8               1,429.2

        Net Telephone Plant                    2,544.6               2,610.6

Deferred charges and other assets                254.0                 265.7

Total Assets                                  $3,221.9              $3,470.5













The accompanying notes are an integral part of these financial statements.

Form 10-Q - Part I    The Southern New England Telephone Company

                                      (Dollars in millions)

                                            (Unaudited)
LIABILITIES AND STOCKHOLDERS EQUITY        June 30, 1994        Dec. 31, 1993


Current Liabilities
  Accounts payable and accrued expenses      $   139.9             $   192.7
  Obligations maturing within one year             -                   240.0
  Restructuring charge - current                 146.0                 103.0
  Advance billings and customer deposits          41.2                  41.0
  Accrued compensated absences                    30.4                  33.9
  Other current liabilities                       82.3                  70.4

        Total Current Liabilities                439.8                 681.0

Long-term obligations                            746.2                 746.1
Deferred income taxes                            454.0                 424.2
Restructuring charge - long-term                 159.3                 232.0
Unamortized investment tax credits                46.9                  50.8
Other liabilities and deferred credits           231.5                 233.1

        Total Liabilities                      2,077.7               2,367.2

Stockholder's Equity
  Common stock; $12.50 par value;
    30,428,596 shares issued and
    30,385,900 outstanding at each
    period end                                   380.4                 380.4
  Proceeds in excess of par value                152.1                 152.1
  Retained earnings                              613.1                 572.2
  Less:  Treasury stock (42,696 shares
         at each period end)                      (1.4)                 (1.4)

        Total Stockholder's Equity             1,144.2               1,103.3

Total Liabilities and Stockholder's Equity    $3,221.9              $3,470.5














The accompanying notes are an integral part of these financial statements.

Form 10-Q - Part I     The Southern New England Telephone Company

                         CONDENSED STATEMENT OF CASH FLOWS
                               (Dollars in millions)
                                                            (Unaudited)
                                                             For the 6
                                                            Months Ended
                                                              June 30,
                                                            1994     1993

CASH FLOWS FROM OPERATING ACTIVITIES

   Net income                                               $90.9    $76.3
     Adjustments to reconcile net income to cash
       provided by operating activities:
         Depreciation and amortization                      147.7    122.3
         Cumulative effect of accounting change               -        6.5
         Effect of business restructuring                   (29.6)     -
         Change in operating assets and liabilities, net    (50.4)   (55.3)
         Other, net                                          31.6     38.8

   Net cash provided by operating activities                190.2    188.6

CASH FLOWS FROM INVESTING ACTIVITIES

   Cash expended for capital additions                     (111.6)  (121.2)
   Other, net                                                 (.5)      .1

   Net cash used by investing activities                   (112.1)  (121.1)

CASH FLOWS FROM FINANCING ACTIVITIES

   Cash dividends                                           (45.0)   (43.0)
   Net proceeds (payments) of short-term
     borrowings from affiliate                                 .1    (23.8)
   Repayment of long-term borrowings                       (240.0)     -
   Other, net                                                 (.1)     (.3)

   Net cash used by financing activities                   (285.0)   (67.1)

(Decrease) increase in cash and temporary cash
   investments                                             (206.9)      .4

Cash and temporary cash investments at beginning
   of period                                                214.5      6.4

Cash and temporary cash investments at end
   of period                                                $ 7.6    $ 6.8

Income taxes paid                                           $62.0    $70.5
Interest paid                                               $35.0    $34.6

 The accompanying notes are an integral part of these financial statements.

    Form 10-Q-Part I    The Southern New England Telephone Company

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

Form 10-Q-Part I    The Southern New England Telephone Company



        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


Comparison of six months ended June 30, 1994 vs. six months ended June 30, 1993

Revenues and Sales:

  Local service revenues increased $40.6 million, or 15.3%, due primarily to new rates implemented beginning on July 9, 1993 in accordance with the Telephone Company's 1993 general rate award. The primary services affected by the increase in rates were directory assistance, coin telephone and basic local service. Also contributing to the increase in local service revenues was an increase in
  access lines in  service  and  an expansion   of  the  local-
  calling  service  area  in   several exchanges during
  September of 1993, which resulted in  a  shift in  revenue
  from  intrastate toll to  local  service.   Access lines  in
  service  grew 1.9% from approximately  1,947,000  at June 30,
  1993 to approximately 1,984,000 at June 30, 1994.   In
  addition,  growth  experienced  in  subscriptions  to
  premium services,   such   as   Totalphone [sm]   and
  SmartLink [sm] also contributed to the increase in local
  service revenues, as  well as   increased  Totalphone [sm]
  rates  resulting  from  the  1993 general rate award.

  Intrastate toll revenues, which includes revenues from toll and WATS services, decreased $25.3 million, or
  14.0%.   A portion  of  this decrease was due to the shift of
  revenues to local service caused by the extension of the local-calling service area in several exchanges as discussed above. Also contributing to the decrease was a reduction in intrastate toll rates, including several toll discount plans, which were implemented in accordance with the 1993 general rate award, as well as the increasingly competitive toll and WATS market. Toll message volumes decreased 3.2% reflecting the impact of the extension of
  the  local-calling  service   areas. In addition,  WATS
  revenues decreased $7.3 million, or 31.7%, due primarily to lower WATS message volumes resulting from customers migrating to lower priced services offered by the Telephone Company and the impact competitive providers have had on this market.

  Network access revenues increased $3.0 million, or 1.7%, due primarily to an increase in interstate minutes of
  use  of approximately  8.0%.   Partially  offsetting  the
  increase in interstate minutes of use was a decrease, effective July 2, 1993, in interstate access tariff rates
  in accordance with  the Telephone   Company's   1993  annual
  Federal   Communications Commission ("FCC") filing under
  price cap regulation.

  Publishing and other revenues increased $7.9 million, or 8.3%. Publishing and other revenues include revenues from publishing operations; billing and collection, and other non-access services rendered on behalf of interexchange
  carriers;  and provision for  uncollectible    accounts
  receivable. Miscellaneous revenues associated with the 1993 general rate award and a decrease in the provision for uncollectible accounts receivable for residence, business and directory customers account for the majority of the variance.

Form 10-Q-Part I    The Southern New England Telephone Company



        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
                          (Continued)


Comparison of six months ended June 30, 1994 vs. six months ended June 30, 1993


Costs and Expenses:

  Operating  and maintenance expenses decreased $9.9 million,
  or 2.5%.   Employee  related  costs decreased  approximately
  $9.0 million  primarily  as a result of a decrease  in  the average work force of 6.7% over the comparable 1993 period. This decrease is primarily the result of the initial implementation of the work force reduction portion of the restructuring program announced in December 1993. As of June 30, 1994, approximately 850 employees, representing 16.6% of the total number of management employees and 5.3% of the total number of bargaining-unit employees, had left the Telephone Company as
  a  result  of  the work force reduction  plan.    Partially
  offsetting the decrease in average work force was a 3.0% wage increase for bargaining-unit employees effective
  October  1993 and,   to  a  lesser  extent,  an  average
  wage  increase   of approximately  4.0%  for management
  employees  effective  April 1994.

  Depreciation and amortization expense increased $25.4
  million, or 20.8%. The increase in depreciation and
  amortization  was attributable  primarily to revised
  depreciation rate  schedules for intrastate   plant,  as
  approved by the Connecticut Department of Public Utility
  Control ("DPUC").   The increase in depreciation  expense
  relating  to  intrastate  plant  was approximately  $20
  million.   An  increase  in   the   average depreciable
  telephone  plant,  property  and  equipment   also
  contributed to the increase in depreciation and amortization expense.


Interest Expense:

  Interest   expense  decreased  $7.1  million,  or   20.5%
  due primarily to interest savings from previous debt refinancings and a decrease in average debt outstanding.


Income Taxes:

  The effective tax rate in 1994 was 40.3% as compared with 37.6% in 1993. For 1993, income taxes include an adjustment reflecting the settlement of certain tax matters.

Form 10-Q-Part I    The Southern New England Telephone Company


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
                          (Continued)



Comparison of balances at June 30, 1994 vs. December 31, 1993


Cash and temporary cash investments:

  Cash and temporary cash investments decreased $206.9 million due primarily to the repayment of debt [see Liquidity and Capital Resources].

Obligations maturing within one year:

  Obligations maturing within one year decreased $240.0 million due primarily to the repayment of debt [see
  Liquidity  and Capital Resources].


Liquidity and Capital Resources

The Telephone Company generated cash flows from operations of $190.2 million during the six months ended June 30, 1994 as compared with $188.6 million during the six months ended June 30, 1993. The primary use of cash flows from operations continued to be capital expenditures. The Telephone Company believes that cash flows from operations will be sufficient to fund all of its anticipated capital expenditures.

In January 1994, the proceeds of $200.0 million of Telephone Company 6.125% unsecured notes issued in December 1993 were used to redeem $200.0 million of 8.625% debentures called irrevocably on December 14, 1993. In addition, $40.0 million of Telephone Company notes, effectively tendered in December 1993, were liquidated in January 1994.

As of June 30, 1994, total charges, pre-tax, relating to the Telephone Company's restructuring plan announced in December
1993 amounted to approximately $30 million. Substantially all of the expenditures related to severance and other employee related payments associated with work force reductions and to a lesser extent systems reengineering. Implementation of the restructuring program began during the first half of 1994. All cash expenditures associated with the year to date charges were funded from cash flows from operations. The Telephone Company expects total 1994 cash expenditures related to the restructuring program to range between $70 and $90 million, pre-tax.

Form 10-Q-Part I    The Southern New England Telephone Company


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
                          (Continued)

Competition

On June 10, 1994, the U.S. Court of Appeals ("Court") overturned a 1992 FCC decision requiring local exchange carriers (LECs), including the Telephone Company, to provide expanded special access (private line) interconnection to permit carriers and others to terminate their own transmission facilities and physically colocate in LEC central offices. In response to the Court's action, the FCC, on July 14, 1994, directed the LECs to provide expanded interconnection in central offices in which the LECs chose to provide physical colocation. Prior to the Court's decision, the Telephone Company had begun to allow physical colocation for applications received from competitive access providers for special access interconnection in selected central offices of the Telephone Company. The Telephone Company will continue to review and evaluate each application and determine the most effective method of colocation.

Regulatory Matters

State Regulatory Matters

On June 30, 1994, the DPUC issued a final decision on the Telephone Company's request to develop and provide electronic information services ("EIS"), including
electronic  publishing services.   The DPUC's decision will
allow the Telephone Company to offer several new services, such as SNET Access, Consumer Tips, and Electronic Yellow Pages through its SNET Publishing division, as well as other information and multi-media services through a non-telephone business of the Corporation.

On  May  26, 1994 the Governor of the State of Connecticut
signed into  law  (Public Act 94-83) legislation which
provides a new regulatory model framework for Connecticut telecommunications. The law, which resulted from recommendations  submitted  by  a telecommunications  task
force in February 1994 and which took effect July 1, opens Connecticut telecommunication services to full competition,
including  local  phone  service   currently provided
primarily by the Telephone Company and encourages the DPUC to adopt alternative forms of regulation for telephone companies' "noncompetitive" and "emerging competitive" services. As a result of the new legislation, the DPUC has opened a number of dockets to address the implementation of Public Act 94-83, including an initial docket to determine the appropriate vision for the Connecticut telecommunications infrastructure. In addition, subject to federal restraints, the law permits any entity, including a telecommunications company, to apply to the DPUC to offer competing cable TV service within existing franchise areas and permits cable TV companies to seek certification to compete with LECs within their franchise areas. The Corporation is not currently able to quantify the effect that this legislation will have on its operations.

Form 10-Q-Part I    The Southern New England Telephone Company


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
                          (Continued)

Regulatory Matters (continued)

State Regulatory Matters (continued)

On April 13, 1994, the DPUC approved a marketing arrangement between the Telephone Company and SNET America, Inc. ("SNET America"), a wholly owned subsidiary of the Corporation offering long distance services. The marketing
arrangement  enables  the Telephone   Company  to  sell  SNET
America's   interstate and international  products and SNET
America to  sell  the  Telephone Company's  intrastate
products and services.   This  arrangement will  enable  the
Telephone Company to satisfy its customer's complete long distance calling needs with a single point of contact.

As of June 30, 1994, the Telephone Company's intrastate rate of return on common equity was below the 11.65% authorized by the DPUC in the 1993 general rate award.

Federal Regulatory Matters

On July 12, 1994, the Court reversed and remanded to the FCC a ruling affecting the exogenous treatment of certain incremental postretirement costs incurred by price cap carriers. The Telephone Company's tariffs which took effect on July 2, 1993 and were subject to FCC further investigation could be affected by the Court's decision. The Telephone Company does not expect this decision to have a material effect on its revenues.

On April 1, 1994, the Telephone Company filed with the FCC its 1994 annual interstate access tariff under price cap regulation for effect on July 1, 1994. The Telephone Company maintained its selection of the 3.3% productivity factor and will be allowed to earn up to a 12.25% interstate rate of return annually before any sharing mechanism is invoked. The filing, which was approved by the FCC effective July 1, 1994, incorporated rate reductions which will result in decreased annual interstate network access revenues of approximately $7.0 million for the period July 1, 1994 to June 30, 1995.

As  of June 30, 1994, the Telephone Company's interstate rate
of return   was  below  the  12.25%  authorized  under  price
cap regulation.

Form 10-Q-Part I    The Southern New England Telephone Company


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
                           (Continued)


Regulatory Matters (continued)

Effects of Regulatory Accounting

The Telephone Company currently gives accounting recognition to the actions of regulators where appropriate, as prescribed by SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation". Under SFAS No. 71, the Telephone Company records certain assets and liabilities because of actions of regulators. More significantly, amounts  charged  to  operations for depreciation  expense
reflect  estimated   lives   and   methods prescribed by
regulators rather than those consisting of useful and economic lives that might otherwise apply to unregulated enterprises. In the event the Telephone Company no longer meets the criteria for following SFAS No. 71, the accounting impact to the Company would be an extraordinary non-cash
charge  to operations of a material amount.   In light of the
new regulatory model framework for Connecticut telecommunications (see "State Regulatory Matters"), the Telephone Company reviewed the criteria set forth in SFAS No. 71 and determined that the continuing application of the regulatory accounting standard is appropriate.

Form 10-Q-Part II    The Southern New England Telephone Company



                 PART II  -  OTHER INFORMATION



Item 1.  Legal Proceedings


         There were no material developments in the second quarter of 1994.




Item 6.  Exhibits and Reports on Form 8-K


     (b) Reports on Form 8-K

         On April 21, 1994, the Telephone Company filed a report on Form 8-K, dated April 21, 1994 announcingthe
         Corporation's financial results for the first quarter of 1994.

         On July 21, 1994, the Telephone Company filed a report on Form 8-K, dated July 21, 1994 announcing the Corporation's financial results for the second quarter of 1994.

Form 10-Q-Part II    The Southern New England Telephone Company

                                    SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 The Southern New England Telephone Company

August 11, 1994


                        /s/ J. A. Sadek
                            J. A. Sadek
                    Vice President and Comptroller