Form 10-Q
period 1994-09-30
SOUTHERN NEW ENGLAND TELEPHONE CO
filed 1994-11-09
CIK 92244

               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549
                            FORM 10-Q

(Mark One)

  X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1994.

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

Form 10-Q - Part I     The Southern New England Telephone Company

                          CONDENSED STATEMENT OF INCOME AND RETAINED EARNINGS
                                          (Dollars in millions)
                                               (Unaudited)
                            For the 3 Months Ended   For the 9 Months Ended
                                  September 30,           September 30,
                                  1994      1993          1994      1993
Revenues
  Local service                $ 156.0  $  147.2       $  462.3  $  412.9
  Intrastate toll                 72.8      81.7          227.7     261.9
  Network access                  88.7      85.9          263.9     258.1
  Publishing and other            50.0      48.4          153.6     144.1
     Total Revenues              367.5     363.2        1,107.5   1,077.0

Costs and Expenses
  Operating and maintenance      189.6     187.7          574.6     582.6
  Depreciation and amortization   74.3      71.5          222.0     193.8
  Taxes other than income         13.2      13.6           40.4      43.2
     Total Costs and Expenses    277.1     272.8          837.0     819.6

Operating Income                  90.4      90.4          270.5     257.4

Other expense, net                 1.1        .2            1.4        -

Income Before Interest, Income
  Taxes and Accounting Change     89.3      90.2          269.1     257.4

Interest                          13.2      16.5           40.7      51.1

Income Before Income Taxes
  and Accounting Change           76.1      73.7          228.4     206.3

Income Taxes                      30.7      28.5           92.1      78.3

Income Before Accounting Change   45.4      45.2          136.3     128.0

Accounting change                   -         -              -       (6.5)

Net Income                      $ 45.4   $  45.2        $ 136.3   $ 121.5

Retained Earnings -
Beginning of period             $ 613.1  $ 779.0        $ 572.2   $ 763.7
  Net income                       45.4     45.2          136.3     121.5
  Dividends declared to parent    (28.0)   (27.0)         (78.0)    (88.0)

End of Period                   $ 630.5  $ 797.2        $ 630.5   $ 797.2

The accompanying notes are an integral part of these financial statements.

Form 10-Q - Part I    The Southern New England Telephone Company


                        CONDENSED BALANCE SHEET
                         (Dollars in millions)

                                            (Unaudited)
                                           September 30,         December 31,
                                               1994                  1993
ASSETS

Current Assets
  Cash and temporary cash investments        $    58.5              $  214.5
  Accounts receivable, net of allowance
    for uncollectibles of $22.5 and $20.4,
    respectively                                 254.5                 251.0

 Prepaid publishing                               38.2                  40.5
 Materials and supplies                            6.1                   8.0
 Deferred income taxes, prepaid taxes and other  103.9                  80.2
    Total Current Assets                         461.2                 594.2

Telephone plant, at cost                       4,082.8               4,039.8
Less:  Accumulated depreciation and
         amortization                          1,565.6               1,429.2

        Net Telephone Plant                    2,517.2               2,610.6

Deferred charges and other assets                251.8                 265.7

Total Assets                                  $3,230.2              $3,470.5













The accompanying notes are an integral part of these financial statements.

Form 10-Q - Part I    The Southern New England Telephone Company

                                      (Dollars in millions)

                                            (Unaudited)
                                           September 30,          December 31,
                                                1994                  1993
LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
  Accounts payable and accrued expenses      $   135.9             $   192.7
  Obligations maturing within one year             -                   240.0
  Restructuring charge - current                 132.9                 103.0
  Advance billings and customer deposits          44.3                  41.0
  Accrued compensated absences                    30.2                  33.9
  Other current liabilities                       94.7                  70.4

        Total Current Liabilities                438.0                 681.0

Long-term obligations                            746.3                 746.1
Deferred income taxes                            453.9                 424.2
Restructuring charge - long-term                 148.9                 232.0
Unamortized investment tax credits                44.9                  50.8
Other liabilities and deferred credits           236.6                 233.1

        Total Liabilities                      2,068.6               2,367.2

Stockholder's Equity
  Common stock; $12.50 par value;
    30,428,596 shares issued and
    30,385,900 outstanding at each
    period end                                   380.4                 380.4
  Proceeds in excess of par value                152.1                 152.1
  Retained earnings                              630.5                 572.2
  Less:  Treasury stock (42,696 shares
         at each period end)                      (1.4)                 (1.4)

        Total Stockholder's Equity             1,161.6               1,103.3

Total Liabilities and Stockholder's Equity    $3,230.2              $3,470.5














The accompanying notes are an integral part of these financial statements.

Form 10-Q - Part I     The Southern New England Telephone Company

                         CONDENSED STATEMENT OF CASH FLOWS
                               (Dollars in millions)
                                                            (Unaudited)
                                                             For the 9
                                                            Months Ended
                                                            September 30,
                                                            1994     1993

CASH FLOWS FROM OPERATING ACTIVITIES

   Net income                                              $136.3   $121.5
     Adjustments to reconcile net income to cash
       provided by operating activities:
         Depreciation and amortization                      222.0    193.8
         Cumulative effect of accounting change               -        6.5
         Effect of business restructuring                   (53.2)     -
         Change in operating assets and liabilities, net     (4.3)   (51.5)
         Other, net                                          19.7     47.3

   Net cash provided by operating activities                320.5    317.6

CASH FLOWS FROM INVESTING ACTIVITIES

   Cash expended for capital additions                     (161.1)  (171.4)
   Other, net                                                (3.3)      .6

   Net cash used by investing activities                   (164.4)  (170.8)

CASH FLOWS FROM FINANCING ACTIVITIES

   Cash dividends                                           (72.0)   (78.2)
   Net payments of short-term
     borrowings from affiliate                                 -     (65.4)
   Repayment of long-term borrowings                       (240.0)      -
   Other, net                                                 (.1)     (.8)

   Net cash used by financing activities                   (312.1)  (144.4)

(Decrease) increase in cash and temporary cash
   investments                                             (156.0)     2.4

Cash and temporary cash investments at beginning
   of period                                                214.5      6.4

Cash and temporary cash investments at end
   of period                                                $58.5    $ 8.8

Income taxes paid                                           $86.0    $86.2
Interest paid                                               $45.1    $64.5

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

Form 10-Q -  Part I  The Southern New England Telephone Company



        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


Comparison of nine months ended September 30, 1994 vs. nine months ended September 30, 1993

Revenues and Sales:

  Local service revenues increased $49.4 million, or 12.0%, due primarily to new rates implemented beginning on July 9, 1993 in accordance with the Telephone Company's 1993 general rate award. The primary services affected by the increase in rates were directory assistance, coin telephone and basic local service. In accordance with the 1993 general rate award, changes to rates for basic local service also went into effect on July 9, 1994. Also contributing to the increase in local service revenues was an increase in access lines in service and an expansion of the local-calling service area in several exchanges during September of 1993, which resulted in a shift in revenue from intrastate toll to local service. Access lines in service grew 2.1% from approximately 1,956,000 at September 30, 1993 to approximately 1,997,000 at September 30, 1994. In addition, growth experienced in subscriptions to premium services, such as Totalphone[SM] and SmartLink[SM] contributed to the increase in local service revenues, as well as increased Totalphone[SM] rates resulting from the 1993 general rate award.

  Intrastate toll revenues, which include revenues from toll and WATS services, decreased $34.2 million, or 13.1%. A portion of this decrease was due to the shift of revenues to local service caused by the expansion of the local-calling service area in several exchanges as discussed above. Also contributing to the decrease was a reduction in intrastate toll rates, including several toll discount plans, which were implemented in accordance with the 1993 general rate award, as well as the increasingly competitive toll and WATS market. Toll message volumes decreased 2.9% reflecting the impact of the expansion of the local-calling service areas. In addition, WATS revenues decreased $11.0 million, or 32.8%, due primarily to lower WATS message volumes resulting from customers migrating to lower priced services offered by the Telephone Company and the impact competitive providers have had on this market.

  Network access revenues increased $5.8 million, or 2.2%, due to an increase in interstate minutes of use of approximately 6.0%. Partially offsetting the increase in interstate minutes of use were decreases in interstate tariff rates. These decreases, effective July 2, 1993 and July 1, 1994, were in accordance with the Telephone Company's annual Federal Communications Commission ("FCC") filing under price cap regulation for 1993 and 1994, respectively.

  Publishing and other revenues increased $9.5 million, or 6.6%. Publishing and other revenues include revenues from publishing operations; billing and collections, and other non-access services rendered on behalf of interexchange carriers; and provision for uncollectible accounts receivable. Miscellaneous revenues associated with the 1993 general rate award and a decrease in the provision for uncollectible accounts receivable for residence, business and directory customers account for the majority of the variance.

Form 10-Q -  Part I  The Southern New England Telephone Company


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
                           (Continued)


Comparison of nine months ended September 30, 1994 vs. nine months ended September 30, 1993


Costs and Expenses:

  Operating and maintenance expenses decreased $8.0 million, or 1.4%. Employee related costs decreased approximately $8.0 million primarily as a result of a decrease in the average work force of 6.7% over the comparable 1993 period. This decrease is primarily the result of the initial implementation of the work force reduction phase of the restructuring program announced in December 1993. As of September 30, 1994, approximately 850 employees, representing 16.6% of the total number of management employees and 5.3% of the total number of bargaining-unit employees, had left the Telephone Company as a result of this work force reduction plan. Partially offsetting the decrease in average work force was a 3.0% wage increase for bargaining-unit employees in accordance with the Connecticut Union of Telephone Workers ("CUTW") 1992 contract effective October 1993 and, to a lesser extent, an average wage increase of approximately 4.0% for management employees effective April 1994.

  Depreciation and amortization expense increased $28.2 million, or 14.6%. The increase in depreciation and amortization was attributable primarily to revised depreciation rate schedules for intrastate plant, as approved by the Connecticut Department of Public Utility Control ("DPUC"). The increase in depreciation expense relating to revised depreciation rates for intrastate plant was approximately $20.0 million. An increase in the average depreciable telephone plant, property and equipment also contributed to the increase in depreciation and amortization expense.


Interest Expense:

  Interest   expense  decreased  $10.4  million,  or  20.4%   due
  primarily to interest savings from previous debt refinancings and a decrease in average debt outstanding for the nine month period.


Income Taxes:

  The  effective  tax  rate in 1994 was 40.3%  as  compared  with
  38.0%  in  1993.   For 1993, income taxes were  reduced  by  an
  adjustment relating to the amortization of investment tax credits.

Form 10-Q - Part I   The Southern New England Telephone Company


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
                           (Continued)



Comparison  of  balances at September 30, 1994 vs.  December  31,
1993


Cash and temporary cash investments:

  Cash and temporary cash investments decreased $156.0 million due primarily to the repayment of debt [see Liquidity and Capital Resources] partially offset by timing of cash requirements.

Obligations maturing within one year:

  Obligations maturing within one year decreased $240.0 million due primarily to the repayment of debt [see Liquidity and Capital Resources].


Liquidity and Capital Resources

The Telephone Company generated cash flows from operations of $320.5 million during the nine months ended September 30, 1994 as compared with $317.6 million during the nine months ended
September 30, 1993. The primary use of cash flows from operations continued to be capital expenditures. The Telephone Company believes that cash flows from operations will be sufficient to fund all of its anticipated capital expenditures.

In January 1994, the proceeds of $200.0 million of Telephone Company 6.125% unsecured notes issued in December 1993 were used to redeem $200.0 million of 8.625% debentures called irrevocably on December 14, 1993. In addition, $40.0 million of Telephone Company notes, effectively tendered in December 1993, were liquidated in January 1994.

As of September 30, 1994, total charges, pre-tax, relating to the Telephone Company's restructuring plan announced in December 1993 amounted to approximately $53.0 million. Expenditures for severance and other employee related payments associated with work force reductions represented approximately $34.0 million of the total charges. These charges included severance payments, health care coverage, postemployment benefits as well as a $12.0 million non-cash charge for pension curtailment costs associated with the work force reductions to date. Expenditures for direct and incremental costs of analyzing and implementing reengineering solutions to develop new processes and tools represented
approximately $19.0 million as of September 30, 1994.    The
Telephone Company began implementing its restructuring program in January 1994. All cash expenditures associated with the year to date charges were funded from cash flows from operations. The Telephone Company expects total 1994 cash expenditures related to the restructuring program to range between $50 and $70 million, pre-tax.

Form 10-Q -  Part I  The Southern New England Telephone Company


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
                           (Continued)

Competition

On June 10, 1994, the U.S. Court of Appeals ("Court") overturned a 1992 FCC decision requiring local exchange carriers ("LECs"), including the Telephone Company, to provide expanded special access (private line) interconnection to permit carriers and others to terminate their own transmission facilities and physically colocate in LEC central offices. In response to the Court's action, the FCC, on July 14, 1994, directed the LECs to provide expanded interconnection through virtual colocation, but exempted LECs from this mandatory virtual colocation requirement in central offices in which the LECs chose to provide physical colocation. Prior to the Court's decision, the Telephone Company had begun to allow physical colocation for applications received from competitive access providers for special access interconnection in selected central offices of the Telephone Company. On September 1, 1994, the Telephone Company notified the FCC that it intends to continue to offer interconnection on a physical colocation basis.

Regulatory Matters

State Regulatory Matters

In accordance with the Telephone Company's 1993 general rate award, changes to rates for basic local service went into effect on July 9, 1994. Residence flat rates increased $.26 a month and business rates decreased between $.69 and $1.23 a month depending on the type of local service selected.

On June 30, 1994, the DPUC issued a final decision on the Telephone Company's request to develop and provide electronic information services, including electronic publishing services.
The DPUC's decision will allow the Telephone Company to offer several new services, such as SNET Access, Consumer Tips, and Electronic Yellow Pages through its SNET Publishing division, as well as other information and multi-media services through SNET Diversified Group, Inc., a subsidiary of the Corporation.

On May 26, 1994 the Governor of the State of Connecticut signed into law (Public Act 94-83) legislation which provides a new regulatory framework for Connecticut telecommunications. The law, which resulted from recommendations submitted by a telecommunications task force in February 1994 and which took effect July 1, opens Connecticut telecommunication services to full competition, including local phone service currently provided primarily by the Telephone Company and encourages the DPUC to adopt alternative forms of regulation for telephone companies' "noncompetitive" and "emerging competitive" services. As a result of the new legislation, the DPUC has opened a number of dockets to address the implementation of Public Act 94-83, including an initial docket to determine the appropriate vision for the Connecticut telecommunications infrastructure. In addition, subject to federal restraints, the law permits any entity, including a telecommunications company, to apply to the DPUC to offer competing cable TV service within existing franchise areas and permits cable TV companies to seek certification to compete with LECs within their franchise areas. As of September 30, 1994, approximately 30 companies have been authorized to compete for intrastate toll business.

Form 10-Q -  Part I  The Southern New England Telephone Company


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
                           (Continued)

Regulatory Matters (continued)

State Regulatory Matters (continued)

The Corporation is not currently able to quantify the effect that this legislation will have on its operations.

On September 19, 1994, the Telephone Company and the Corporation petitioned the DPUC to lift a nine year old restriction on the Corporation's total investment in unregulated businesses. The current regulation restricts the Corporation from investing more than 25% of its total assets in unregulated diversified activities without the approval of the DPUC. The Corporation believes that removal of this restriction will be consistent with a new regulatory model for telecommunications in Connecticut.

On April 13, 1994, the DPUC approved a marketing arrangement between the Telephone Company and SNET America, Inc. ("SNET America"), a wholly owned subsidiary of the Corporation offering long distance services. The marketing arrangement enables the Telephone Company to sell SNET America's interstate and international products and SNET America to sell the Telephone Company's intrastate products and services. This arrangement will enable the Telephone Company to satisfy its customer's complete long distance calling needs with a single point of contact through the SNET All Distance[SM] service offering.

As of September 30, 1994, the Telephone Company's intrastate rate of return on common equity was below the 11.65% authorized by the DPUC in the 1993 general rate award.

Federal Regulatory Matters

On April 1, 1994, the Telephone Company filed with the FCC its 1994 annual interstate access tariff under price cap regulation for effect on July 1, 1994. The Telephone Company maintained its selection of the 3.3% productivity factor and will be allowed to earn up to a 12.25% interstate rate of return annually before any sharing mechanism occurs. The filing, which was approved by the FCC effective July 1, 1994, incorporated rate reductions which could result, for the period July 1, 1994 to June 30, 1995, in decreased annual interstate network access revenues of approximately $7.0 million, to the extent the rate reductions are not offset by increased demand.

On July 12, 1994, the Court reversed and remanded to the FCC a ruling affecting the exogenous treatment of certain incremental postretirement costs incurred by price cap carriers. The Telephone Company's tariffs which took effect on July 2, 1993 and were subject to FCC further investigation could be affected by the Court's decision. The Telephone Company's tariffs which took effect on July 1, 1994 could also be affected by the Court's decision. The Telephone Company does not expect this decision to have a material effect on its revenues.

As of September 30, 1994, the Telephone Company's interstate rate of return was below the 12.25% authorized under price cap regulation.

Form 10-Q - Part I   The Southern New England Telephone Company


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
                           (Continued)


Regulatory Matters (continued)

Effects of Regulatory Accounting

The  Telephone Company currently gives accounting recognition  to the actions of regulators where appropriate, as prescribed by SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." Under SFAS No. 71, the Telephone Company records certain assets and liabilities because of actions of regulators. More significantly, amounts charged to operations for depreciation expense reflect estimated lives and methods prescribed by regulators rather than those consisting of useful and economic lives that might otherwise apply to unregulated enterprises. In the event that the Telephone Company no longer meets the criteria for following SFAS No. 71, the accounting impact to the Company would be an extraordinary non-cash charge to operations of a material amount. In light of the new regulatory framework for Connecticut telecommunications (see "State Regulatory Matters"), the Telephone Company has reviewed the criteria set forth in SFAS No. 71 and has determined that the continuing application of the regulatory accounting standard is appropriate at this time.

Employee Relations

On August 17, 1994, the Corporation and the CUTW reached a settlement that called for an "early-out option" for bargaining-unit employees to be negotiated no later than March 31, 1995. The terms and conditions of the "early-out option" have not been determined yet, however, the Corporation does not expect the offer to have a material impact on operations. Reengineering efforts and reorganization schedules will impact the timing of employees leaving the Corporation. This force reduction measure is a part of the Corporation's overall strategy to reduce costs in an effort to compete effectively.

Under the terms of the 1992 CUTW contract, a general wage increase of 5.0% went into effect on October 2, 1994 for all bargaining-unit employees. This is the third and final increase of the 1992 contract; a 2.0% increase was effective in September 1992, and a 3.0% increase was effective in October 1993. The 1992 CUTW contract will expire on August 5, 1995.

Form 10-Q -  Part II  The Southern New England Telephone Company


                  PART II  -  OTHER INFORMATION



Item 1.  Legal Proceedings

         There were no material developments in the third quarter of 1994.


Item 6.  Exhibits and Reports on Form 8-K

     (b) Reports on Form 8-K

         On July 21, 1994, the Telephone Company filed a report on Form 8-K, dated July 21, 1994 announcing the Corporation's financial results for the second quarter of 1994.

         On  October 26, 1994, the Telephone Company filed  a
         report   on  Form  8-K,  dated  October   26,   1994
         announcing the Corporation's financial results for the third quarter of 1994.

Form 10-Q - Part II   The Southern New England Telephone Company





                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     The Southern New England Telephone Company

November 9, 1994



                            /s/ J. A. Sadek
                                J. A. Sadek
                      Vice President and Comptroller