Form 10-K
period 1994-12-31
SOUTHERN NEW ENGLAND TELEPHONE CO
filed 1995-03-10
CIK 92244

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC  20549
                                       FORM 10-K

            (Mark One)

         x ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
               For the fiscal year ended December 31, 1994.


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


            THE REGISTRANT, A WHOLLY-OWNED SUBSIDIARY OF SOUTHERN NEW ENGLAND TELECOMMUNICATIONS CORPORATION, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J (1) (a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION J (2).

                                   TABLE OF CONTENTS


            Item                                                         Page


                                        PART I


             1.    Business                                                 3

             2.    Properties                                              11

             3.    Legal Proceedings                                       12

             4.    Submission of Matters to a Vote of Security Holders  *

                                        PART II

             5.    Market for the Registrant's Common Stock and Related
                     Stockholder Matters  (Inapplicable)

             6.    Selected Financial Data  *

             7.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations (Abbreviated
                     pursuant to General Instruction J (2) )               13

             8.    Financial Statements and Supplementary Data             17

             9.    Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure                   35

                                        PART III

            10.    Directors and Executive Officers of the Registrant *

            11.    Executive Compensation  *

            12.    Security Ownership of Certain Beneficial Owners
                     and Management  *

            13.    Certain Relationships and Related Transactions *

                                        PART IV

            14.    Exhibits, Financial Statement Schedule, and Reports
                     on Form 8-K                                          35

                   *  Omitted pursuant to General Instruction J(2)


                            PART I


Item 1.  Business

                            GENERAL

The Southern New England Telephone Company ("Telephone Company") was incorporated in 1882 under the laws of the State of Connecticut and has its principal executive offices at 227 Church Street, New Haven, Connecticut 06510 (telephone number
(203) 771-5200). The Telephone Company is a wholly-owned subsidiary of Southern New England Telecommunications Corporation ("Corporation").

The Telephone Company, a local exchange carrier ("LEC"), is engaged in the provision of telecommunications services in the State of Connecticut, most of which are subject to rate regulation. These telecommunications services include (i) local and intrastate toll services, (ii) exchange access service, which links customers' premises to the facilities of other carriers, and (iii) other services such as digital transmission of data and transmission of radio and television programs, packet switched data network and private line services. Through its directory publishing operations, the Telephone Company publishes and distributes telephone directories throughout Connecticut and certain adjacent communities. The publishing division also develops and provides electronic publishing services.

In 1994, approximately 86% of the Telephone Company's revenues were derived from the rate regulated telecommunication services. The remainder was derived principally from directory publishing operations and activities associated with the provision of facilities and non-access services to interexchange carriers. About 71% of the operating revenues from rate regulated services were attributable to intrastate operations, with the remainder attributable to interstate access services.

The Telephone Company is subject to the jurisdiction of the Federal Communications Commission ("FCC") with respect to interstate rates, services, video dial tone, access charges and other matters, including the prescription of a uniform system of accounts and the setting of depreciation rates on plant utilized in interstate operations. The FCC also prescribes the principles and procedures (referred to as "separations procedures") used to separate investments, revenues, expenses, taxes and reserves between the interstate and intrastate jurisdictions. In addition, the FCC has adopted accounting and cost allocation rules for the separation of costs of regulated from non-regulated telecommunications services for interstate ratemaking purposes.

The Telephone Company, in providing telecommunications services in the State of Connecticut, is subject to regulation by the Connecticut Department of Public Utility Control ("DPUC"), which has jurisdiction with respect to intrastate rates and services, and other matters such as the approval of accounting procedures, the issuance of securities and the setting of depreciation rates on telephone plant utilized in intrastate operations. The DPUC has adopted accounting and cost allocation rules for intrastate ratemaking purposes, similar to those adopted by the FCC, for the separation of costs of regulated from non-regulated activities.

Competition

On May 26, 1994, Public Act 94-83 ("Act") was enacted providing a new regulatory framework for the Connecticut telecommunications industry. The Act which took effect on July 1, 1994 represents a broad strategic response to the changes facing the telecommunications industry in Connecticut based on the premise that broader participation in the Connecticut telecommunications market will be more beneficial to the public than will broader regulation. The Act opens Connecticut telecommunications services to full competition, including local phone service currently provided primarily by the Telephone Company and encourages the DPUC to adopt alternative forms of regulation for telephone companies', including the Telephone Company's, noncompetitive and emerging competitive services.

The DPUC has opened a number of proceedings to determine an appropriate vision for Connecticut's telecommunications infrastructure and to address in the competitive phase: local exchange service competition; universal service and lifeline program policy issues; unbundling of LECs' local networks; and reclassification of LECs' products and services into competitive, emerging competitive and noncompetitive categories. During the alternative regulation phase, also underway, the Telephone Company intends to submit to the DPUC an alternative regulation plan suggesting regulatory flexibilities to replace rate of return regulation with price
regulation   for  noncompetitive  and  emerging   competitive
services. The alternative regulation phase will also involve a complete financial review of the Telephone Company and will address cost of service, capital recovery and service standards.

The Telephone Company's regulated operations are subject to competition from companies and carriers, including competitive access providers, that construct and operate their own communications systems and networks for the provision of services to others as well as from companies that resell the telecommunications services of underlying carriers. Since the July 1, 1993 effective date of "10XXX" competition, over 40 telecommunications providers have received approval from the DPUC to offer "10XXX" or other competitive intrastate long-distance services. In addition, over 20 companies have filed for initial certificates of public convenience and necessity and are awaiting DPUC approval. Increasing competition in intrastate long-distance service and the Telephone Company's reduction in intrastate toll rates will continue to place significant downward pressure on the Telephone Company's intrastate toll revenues as will the implementation of intrastate equal access, which is required to be implemented for all dual preferred interexchange carrier ("PIC") capable switches no later than December 1, 1996. No balloting of customers is required. Although the DPUC ordered the Company to bear its proportionate share of the costs to deploy the dual PIC technology, the DPUC added the estimated 1996 average net toll revenue loss to the cost recovery formula. These costs will be recovered through an intrastate equal access rate element on the presubscribed lines of all carriers unless the Office of Consumer Counsel's December 7, 1994 Petition for Administrative Appeal to the Superior Court results in a change.

Since the introduction of "10XXX" competition, AT&T and MCI have increased their marketing efforts in Connecticut to sell intrastate long-distance services primarily to residential customers. In response to AT&T's, MCI's and other competitors' efforts, the Telephone Company has undertaken a number of initiatives. The Telephone Company remains focused on providing excellent customer service and quality products and has made several changes to its product lines to provide creative options and flexible packages that meet and exceed customers' expectations. Over the past year, the Telephone Company has introduced a volume aggregation feature providing steeper discounts to several of its long-distance services that provides customers with the ability to combine their in-state long-distance calling for all of their "800" and WATS-like services. The Telephone Company has also introduced term options to several products and services that enable customers to gain additional discounts and rate stability in return for committing to the service for a longer time period.

Concerning competition for local exchange service, in January 1994, MCI announced plans to construct and operate local communication networks in large markets throughout the United States, including parts of Connecticut in which the Telephone Company operates. These networks would allow MCI to utilize its own facilities to provide services directly to customers. Pending DPUC approval, these services are expected to be available in Connecticut within one to two years. On January 26, 1994, MCI Metro Access Transmission Services, Inc. ("MCI Metro") was approved by the DPUC to offer non-switched, in-state long-distance private line services in Connecticut and has offered high capacity private line services to customers in Connecticut since February 1994. On December 20, 1994, MCI Metro filed an application with the DPUC to provide local exchange telecommunications services to business customers in Connecticut by 1996 with expansion to residential customers thereafter. In addition to the expected facilities-based local service competition, AT&T has requested that the Telephone Company provide for the resale of its services including local service.

Competitive access providers continue to deploy fiber-ring technology throughout Connecticut. Their initial goal is to provide access and private line services with the intent to migrate customers to switched services. During 1994, the Telephone Company reached an agreement to lease part of its existing digital fiber-optic-ring network in the Hartford and Stamford metropolitan areas to MFS Communications Company, Inc. ("MFS"). This agreement will allow MFS to provide services to large business customers on an intraexchange basis utilizing the Telephone Company's facilities and eliminates the need for MFS to construct its own facilities.

In February 1994, pursuant to FCC orders, the Telephone Company's tariff for switched access expanded interconnection (i.e., collocation) service became effective. This tariff allows access customers, including interexchange carriers and competitive access providers, to collocate their own facilities in the Telephone Company's central offices and connect to the Telephone Company's switched access services. In June 1994, the FCC required LECs to provide a new form of interconnection that offers signaling information from LECs' end offices, allowing competitive access providers to offer tandem switching services in competition with the LECs. The Telephone Company filed its tariffs for tandem signaling in September 1994, for effect on January 24, 1995. The FCC has allowed the Telephone Company increased pricing flexibility coincident with the operation of interconnection that will allow it to compete with competitive access providers for special access services. At this time, in accordance with the DPUC's May 5, 1994 decision, the Telephone Company's federal access tariff structure is also being utilized for the provision of intrastate access service.

The Telephone Company expects to see continued movement toward a fully competitive telecommunications marketplace, both on an interexchange and intraexchange basis. The Telephone Company's ability to compete is dependent upon regulatory reform that will allow pricing flexibility to meet competition and provide a level playing field with similar regulations for similar services and with reduced regulation to reflect an emerging competitive marketplace. The legislation and regulatory proceedings that flow from it should produce a telecommunications marketplace in Connecticut that, by providing equal opportunity to all competitors, will work to benefit Connecticut consumers.

Regulatory Matters

State Regulation Initiatives and New Services

On December 6, 1994, the Telephone Company received approval from the DPUC to begin offering, in January 1995, a new voice messaging service called SNET MessageWorks[SM]. SNET MessageWorks is a voice messaging system that enables communication via recorded messages and is intended to meet the telephone answering and voice messaging needs of both residential and business customers.

On February 15, 1995, the DPUC lifted a nine-year-old restriction on the Corporation's total investment in unregulated business. The restriction prohibited the Corporation from investing more than 25% of its total assets in unregulated diversified activities without approval of the DPUC. The DPUC provided the Corporation greater flexibility to diversify into new markets up to 40% of total consolidated assets.

On April 13, 1994, the DPUC approved a joint marketing arrangement between the Telephone Company and SNET America, Inc. ("SNET America"), a subsidiary of the Corporation, enabling the Telephone Company to sell SNET America's interstate and international services, and SNET America to sell the Telephone Company's intrastate products and services. This arrangement will enable the Corporation to satisfy its customers' long-distance calling needs with a single point of contact through the SNET All Distance[SM] service offering.

On May 24, 1993, the DPUC issued a decision on the capital recovery portion of the November 1992 rate request submitted by the Telephone Company ("Rate Request"). The Telephone Company was granted an increase in the composite intrastate depreciation rate from 5.7% to approximately 7.3%. This equated to an increase in the Telephone Company revenue requirement of approximately $40 million annually. The new depreciation rates were implemented effective July 1, 1993.

On July 7, 1993, the DPUC issued a decision ("Final Decision-I") in its three-phase review of the current and future telecommunications requirements of Connecticut and a final decision ("Final Decision-II") in the remainder of the Rate Request docket. The Final Decision-I addressed the evolving 1993 issues of: (i) competition; (ii) infrastructure modernization; (iii) rate design and pricing principles; and
(iv) regulatory and legislative frameworks. With respect to rate design and pricing principles, the DPUC stated that the pricing of all services must be more in line with the costs of providing these services. Historically, to provide universal service, basic residential services had been subsidized by other tariffed services, primarily message toll and business services. In regard to the regulatory and legislative framework, the DPUC endorsed the concept of incentive-based regulation as a potentially more effective and efficient regulatory system than the present rate of return regulation.

The  Final  Decision-II authorized a rate  of  return  on  the
Telephone Company's common equity ("ROE") of 11.65% and an increase in intrastate revenue of $39.4 million effective July 7, 1993. The Telephone Company was authorized previously to earn a 12.75% ROE. The increase in intrastate revenue of $39.4 million was offset virtually by the approximate $40 million increase in capital recovery granted on May 24, 1993. In addition, the Final Decision-II addressed areas of

infrastructure modernization and incentive regulation.   Under
infrastructure modernization, the Final Decision-II supported, but did not mandate, implementation of an infrastructure modernization program.

The  Final  Decision-II established rates designed to  achieve
the  increase  in  intrastate revenue of $39.4  million.   The
following major provisions were included in the Final Decision-
II: (i) reductions in intrastate toll rates including several toll discount plans; (ii) a change in basic local service rates for residential and business customers to be phased in over a two-year period; (iii) a reduction in the pricing ratio gap between business and residential basic local service over a two-year period; (iv) a $7.00 per month Lifeline credit for low-income residential customers; (v) an increase in local calling service areas for most customers with none being reduced; (vi) an increase in the local coin telephone rate from $.10 to $.25; (vii) an increase in the directory assistance charge from $.24 to $.40 and a decrease in the number of "free" directory assistance calls; and (viii) a late
payment charge of 1% monthly effective January 1, 1994.   This
rate  award  was  implemented  on  July  9,  1993  through   a
combination of increases for coin telephone and directory assistance calls along with an interim surcharge on the remaining products and services with authorized increases including local exchange. The surcharge was in effect until
October   9,  1993,  when  the  remaining  new  rates   became
effective, including an average increase in residential basic local service rates of $.32 a month while business basic local service rates decreased by $.07 a month.

On  July  9,  1994, the second and final phase  of  new  rates became effective. Residential basic local service rates increased $.26 a month and business basic local service rates decreased between $.69 and $1.23 a month depending on the type of local service selected. At December 31, 1994, the
Telephone  Company's intrastate ROE was below  the  authorized
11.65%.


Federal Regulation Initiatives

On January 19, 1994, the Telephone Company filed suit in the U.S. District Court ("Court") in New Haven requesting the Court find that the Cable Communications Policy Act of 1984 ("Cable Act") violates the Telephone Company's First and Fifth Amendment rights. The Cable Act restricts in-territory provision of cable programming by LECs and prohibits LECs from owning more than 5% of any company that provides cable programming in their local service area. Several district courts and the Fourth and Ninth Circuit Courts of Appeal have rendered decisions consistent with the Telephone Company's position.

Effective July 1, 1991, the Telephone Company elected the FCC's price cap regulation, which replaced traditional rate of return regulation. Under price cap regulation, prices are no longer tied directly to the costs of providing service, but instead are capped by a formula that includes adjustments for inflation, assumed productivity increases and "exogenous" factors, such as changes in accounting principles, FCC cost separation rules, and tax laws. The treatment of exogenous factors affecting a company's costs is subject to FCC interpretation.

By electing price cap regulation, the Telephone Company is provided the opportunity to earn a higher interstate rate of return than that allowed under traditional rate of return regulation. However, price cap regulation presents additional risks since it establishes limits on the Telephone Company's ability to increase rates, even if the Telephone Company's interstate rate of return falls below the authorized rate of return. The Telephone Company is allowed to annually elect a productivity offset factor of 3.3% or 4.3%. Since price cap regulation was elected in July 1991, the Telephone Company has selected the 3.3% productivity factor. Choosing the 3.3% factor, the Telephone Company is allowed to earn up to a 12.25% interstate rate of return annually. Earnings between 12.25% and 16.25% would be shared equally with customers, and earnings over 16.25% would be returned to customers. Any amounts returned to customers would be in the form of prospective rate reductions. In addition, the Telephone Company's ability to achieve or exceed its interstate rate of return will depend, in part, on its ability to meet or exceed the assumed productivity increase.

On April 1, 1994, the Telephone Company filed with the FCC its 1994 annual interstate access tariff under price cap regulation for effect on July 1, 1994. The Telephone Company maintained its selection of the 3.3% productivity factor and is allowed to earn up to a 12.25% interstate rate of return annually before any sharing occurs. The filing, which was approved by the FCC, incorporated rate reductions of approximately $7 million in decreased annual interstate network access revenues for the period July 1, 1994 to June 30, 1995. Management expects this decrease to be fully offset by increased demand. As of December 31, 1994, the Telephone Company's interstate rate of return was below the 12.25% threshold.

On July 12, 1994, the Court reversed and remanded to the FCC a ruling addressing the exogenous treatment of certain incremental postretirement costs incurred by price cap carriers, including the Telephone Company. The Telephone Company's tariffs, which took effect on July 2, 1993 and were subject to FCC further investigation, could be affected by the Court's decision. The Telephone Company's tariffs which took effect on July 1, 1994 could also be affected by the Court's decision. The Telephone Company expects the impact of this decision to be immaterial to total revenues.

The Telephone Company will file its 1995 annual interstate access tariff filing on April 3, 1995 under price cap regulation to become effective July 1, 1995. The filing will adjust interstate access rates for an experienced rate of inflation, the FCC's productivity target and exogenous cost changes, if any. The Telephone Company does not anticipate changing its election for the next tariff period.

In February 1994, the FCC began its scheduled inquiry into the price cap plan for LECs to determine whether to revise the current plan to improve LECs' performance in meeting the FCC's objectives. Results of this inquiry are expected in early 1995.

In July 1993, the FCC granted the Telephone Company increased interstate depreciation rates in connection with its triennial review of depreciation. The new depreciation rates were effective retroactive to January 1, 1993 and increased depreciation expense by approximately $11 million. However, under current price cap regulation applicable to the Telephone Company, any changes in depreciation rates cannot be reflected in interstate access rates.

Since January 1, 1988, the Telephone Company has utilized an FCC approved, company-specific Cost Allocation Manual ("CAM"), which apportions costs between regulated and non-regulated activities, and describes transactions between the Telephone Company and its affiliates. In addition, the FCC requires larger LECs, including the Telephone Company, to undergo an annual independent audit to determine whether the LEC is in compliance with its approved CAM. The Telephone Company has received audit reports for 1988 through 1993 indicating it is in compliance with its CAM, and is currently undergoing an audit for the year 1994.

Regulated Operations

The network access lines provided by the Telephone Company to customers' premises can be interconnected with the access lines of other telephone companies in the United States and with telephone systems in most other countries. The following table sets forth, for the Telephone Company, the number of network access lines in service at the end of each year:

                         1994    1993    1992    1991    1990

Network Access Lines in
 Service (thousands)     2,009   1,964   1,937   1,922   1,904


The Telephone Company has been making, and expects to continue to make, significant capital expenditures to meet the demand for regulated telecommunications services and to further improve such services [see discussion of I-SNET[SM] in Item 2.
Properties].   The total gross investment in  telephone  plant
increased from approximately $3.6 billion at December 31, 1989 to approximately $4.1 billion at December 31, 1994, after giving effect to retirements, but before deducting accumulated depreciation at either date. Since 1990, cash expended for capital additions was as follows:

Dollars in millions      1994    1993    1992    1991    1990

Cash Expended for
 Capital Additions      $235.4  $231.6  $269.1  $296.3  $370.0


In 1994, the Telephone Company funded its cash expenditures for capital additions entirely through cash flows from operations. In 1995, capital additions are expected to be approximately $280 million, including approximately $80 million for I-SNET. The Telephone Company expects to fund substantially all of its 1995 capital additions through cash flows from operations.

On October 21, 1993, the FCC approved the Telephone Company's application to construct, operate, own and maintain facilities to conduct a technology and marketing trial for use in providing video dial tone service in West Hartford, Connecticut. With construction of the fiber-optic and coaxial facilities completed, the trial began in early 1994. The trial area of 1,250 homes is provided with broadcast channels, extensive pay-per-view channels and video-on-demand service, which provides hundreds of video choices. On November 22, 1994, the FCC approved the Telephone Company's request to expand the trial to an additional 150,000 homes in other areas of Connecticut.

The Telephone Company gives accounting recognition to the actions of regulatory authorities where appropriate, as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 71 "Accounting for the Effects of Certain Types of Regulation." Under SFAS No. 71, the Telephone Company records certain assets and liabilities because of actions of regulatory authorities. More significantly, amounts charged to operations for depreciation expense reflect estimated lives and methods prescribed by regulatory authorities rather than those consisting of useful and economic lives that might otherwise apply to unregulated enterprises. In the event that the Telephone

Company  no  longer  meets  the  criteria  for following  SFAS
No. 71, the accounting impact to the Telephone Company would be an extraordinary non-cash charge to operations of a material amount.

On February 10, 1995, the Telephone Company filed with the DPUC, pursuant to the Act discussed previously [see Competition], its depreciation reserve studies indicating its deficiency in accumulated depreciation could be approximately $1 billion based on telecommunications plant investment levels as of January 1, 1995. While the filing seeks to quantify the Telephone Company's reserve deficiency, the recovery of the deficiency will be addressed in subsequent proceedings on the Telephone Company's financial condition and alternative forms of regulation. These proceedings are currently scheduled by the DPUC throughout 1995, with a decision expected in 1996.

In light of the new regulatory framework for Connecticut telecommunications discussed previously [see Competition], the Telephone Company has reviewed the criteria set forth in SFAS No. 71 and has determined that the continuing application of the regulatory accounting standard is appropriate.


Directory Publishing

The   Telephone   Company's   publishing   division   provides
traditional  paper products including White and  Yellow  Pages directories throughout Connecticut. To strategically widen its business focus and position itself for the future, the publishing division is introducing new electronic publishing services, such as SNET Access[SM], Consumer Tips and Electronic Yellow Pages. On June 30, 1994, the DPUC lifted a restriction which prohibited the Telephone Company from developing and
providing    electronic   information   services,    including
electronic publishing services.

Key trends affecting publishing revenues include the Connecticut economy and competition. Publishing revenues, a significant portion which reflect directory contracts entered into in the prior year, continue to remain sensitive to the Connecticut economy, which is in the early stages of recovery. In addition, the Connecticut advertising marketplace is undergoing major structural changes and is becoming increasingly more fragmented and competitive. The publishing division faces increased competition from non-traditional services such as on-line services, desktop publishing, electronic shopping services, CD-ROM and the expansion of cable television. Furthermore, additional competition may arise from the Regional Bell Operating Companies' ability to offer information services.


Employee Relations

The Telephone Company employed approximately 9,070 persons at February 28, 1995, of whom approximately 69% are represented by the Connecticut Union of Telephone Workers, Inc. ("CUTW"), an unaffiliated union.

On August 17, 1994, the Corporation and the CUTW reached an agreement that called for an "early-out option" for bargaining-unit employees to be negotiated no later than March 31, 1995. The Corporation and the CUTW are currently negotiating a new labor contract with the anticipation that it will be ratified prior to the August 1995 expiration of the current three-year contract.

In   December   1993,   the  Telephone  Company   recorded   a
restructuring charge to provide for a comprehensive restructuring program designed to reduce costs and improve delivery of service. The program included incremental costs to be incurred for employee separations involving approximately 2,400 employees beginning January 1994. This estimate includes 750 to 1,000 management employees and 1,500 to 1,750 bargaining-unit employees. Through December 1994, approximately 890 employees, representing 540, or 17.3% of the total number of management employees and 350, or 5.4%, of the total number of bargaining-unit employees, had left the Telephone Company under severance plans and retirement incentives. Additional employee separations are expected to occur as a result of the early-out option discussed above and outsourcing of approximately 150 data center operation employees currently being negotiated with Computer Sciences Corporation. Reengineering efforts and the early-out option will impact the timing and mix of additional employee separations of approximately 1,500 employees.


Item 2.  Properties

The principal properties of the Telephone Company do not lend themselves to a detailed description by character and location. Of the Telephone Company's investment in telephone property, plant and equipment at December 31, 1994, central office equipment represented 40%; connecting lines not on customers' premises, the majority of which are on or under public roads, highways or streets and the remainder on or under private property, represented 37%; land and buildings (occupied principally by central offices) represented 10%; telephone instruments and related wiring and equipment, including private branch exchanges, substantially all of which are on the premises of customers, represented 1%; and other, principally vehicles and general office equipment, represented 12%.

Substantially all of the central office equipment installations and administrative offices are located in Connecticut in buildings owned by the Telephone Company situated on land which it owns in fee. Many garages, service centers and some administrative offices are located in rented quarters.

The Telephone Company has a significant investment in the properties, facilities and equipment necessary to conduct its business with the overwhelming majority of this investment relating to telephone operations. Management believes that the Telephone Company's facilities and equipment are suitable and adequate for the business.

In 1993, the Telephone Company announced its intention to invest $4.5 billion over the next 15 years to build I-SNET, a statewide information superhighway. I-SNET will be an interactive multimedia network capable of delivering voice, video and a full range of information and interactive services. The Telephone Company expects I-SNET will reach approximately 160,000 residences and businesses by the end of 1995. The Telephone Company plans to support this investment primarily through increased productivity from the new technology deployed, ongoing cost-containment initiatives and customer demand for the new services offered. At this time, the Telephone Company does not plan to request a rate increase for this investment.

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









                            PART II


Item 7. Management's Discussion and Analysis of Results of Operations


Revenues

Total revenues, comprised of local service revenues, intrastate (Connecticut) toll revenues, network access (primarily interstate) revenues, and publishing and other revenues, were $1,476.3 million in 1994 compared with $1,442.4 million in 1993.

Local service revenues, derived from the provision of local exchange, public telephone and local private line services, increased $52.1 million, or 9.2%, in 1994. In accordance with the Telephone Company's 1993 general rate award, changes to basic local service rates went into effect on July 9, 1993 and July 9, 1994 resulting in increased local service revenues [see Item 1. State Regulation Initiatives and New Services]. Also contributing to the increase was the expansion of the
local-calling   service  area  in  several  exchanges   during
September 1993, resulting in a shift of intrastate toll revenues to local service revenues. In addition, revenue from directory assistance and coin telephone increased primarily as a result of the July 9, 1993 increase in rates. The increase in 1994 was also attributable to growth in subscriptions to premium services, such as a 16.9% increase in Totalphone[SM]. Access lines in service grew 2.3% to approximately 2,009,000 at December 31, 1994 from approximately 1,964,000 at December 31, 1993. Growth in premium subscriptions and access lines in service reflects the slowly improving Connecticut economy.

In 1994, intrastate toll revenues, which include primarily revenues from toll and WATS services, decreased $44.4 million, or 13.1%. Toll message revenues decreased $32.5 million due primarily to reduced intrastate toll rates, including several toll discount plans implemented in accordance with the 1993 general rate award, and the increasingly competitive toll market. Also contributing to the decrease was a reduction in toll message volume of 1.9% during 1994. The decreased volume was attributable primarily to the shift in revenues to local service caused by the expansion of the local-calling service areas. In addition, WATS revenues, which include "800" services, decreased $13.8 million due primarily to: lower WATS message volumes; customers migrating to lower priced services; and the continued impact of competitive providers on this market.

Network access charges are assessed on interexchange carriers and end users for access to the local exchange network. In 1994, network access revenues increased $11.7 million, or
3.4%. The increase was due primarily to an increase in interstate minutes of use of approximately 6%. Partially offsetting the impact of the increase in minutes of use was a decrease in tariff rates implemented on July 1, 1994, in accordance with the Telephone Company's 1994 annual FCC filing under price cap regulation [see Item 1. Federal Regulation Initiatives].

Publishing and other revenues, which include revenues from (i) directory publishing, (ii) billing and collection, and other non-access services rendered on behalf of interexchange carriers, (iii) provision for uncollectible accounts receivable and (iv) miscellaneous revenues increased $14.5 million, or 7.5%, in 1994. A decrease of $6.3 million in the provision for uncollectible accounts receivable for residence, business and publishing customers contributed to the increase in other revenues in 1994. This decrease was due primarily to lower publishing uncollectible activity. In addition, miscellaneous revenues increased $6.1 million due primarily to the implementation of a 1%

monthly late payment charge effective January 1, 1994. Publishing revenues, a significant portion of which reflect directory contracts entered into in the prior year, have remained relatively flat, due primarily to the continued weak economic conditions in Connecticut and the Northeast during that time. Management expects publishing revenues to remain sensitive to the Connecticut economy.
Publishing  is  diversifying  from  the  traditional   "paper"
product by introducing new products, including a CD-ROM directory called SNET PinPoint[TM] Business Disc.


Costs and Expenses

Total costs and expenses, excluding depreciation and amortization, were $819.4 million in 1994 compared with $1,183.3 million in 1993. Total costs and expenses in 1993 would have been $848.3 million on a comparable basis excluding a $335.0 million before-tax charge for business restructuring [see Note 4].

Operating and maintenance expenses of $765.8 million decreased $24.5 million, or 3.1%, in 1994. Employee-related costs, including wages and employee-benefit costs, represent a significant portion of these expenses. The remainder of these costs is comprised primarily of general and administrative expenses. The Telephone Company's operating and maintenance expenses, excluding employee-related costs, decreased approximately $15 million in 1994 due primarily to cost-containment efforts in areas such as publishing and contracted services.

In   December   1993,   the  Telephone  Company   recorded   a
restructuring charge to provide for a comprehensive restructuring program designed to reduce costs and improve delivery of service. The program included costs to be incurred to facilitate employee separations involving approximately 2,400 employees beginning in January 1994. The charge also included incremental costs of implementing appropriate reengineering solutions; designing and developing new processes and tools to continue the Telephone Company's provision of excellent service; and retraining of the remaining employees to help them meet the changing demands of customers.

In August 1992, a three-year labor contract was ratified by members of the Connecticut Union of Telephone Workers ("CUTW"). CUTW members received wage rate increases of 2.0% in September 1992, 3.0% in October 1993, and 5.0% in October 1994. As part of the bargaining-unit contract, approximately 525 employees accepted an early retirement incentive offer, Special Pension Option ("SPO") in 1993 [see Note 2]. The Telephone Company recorded a before-tax $6.0 million pension gain in 1993 as a result of the SPO. In August 1994, the Corporation and the CUTW reached a settlement that called for an "early-out option" to be negotiated no later than March 31, 1995. The Corporation and the CUTW are currently negotiating a new labor contract with the anticipation that it will be ratified prior to the expiration of the current contract in August 1995.

The Telephone Company's employee-related costs decreased approximately $10 million in 1994. The decrease was due to lower employee-benefit costs of approximately $16 million offset partially by higher wages of approximately $6 million. Excluding the impact of annual wage related increases and overtime, wage and salary costs decreased approximately $17 million in 1994 as the Telephone Company began to realize savings associated with its restructuring program. As a result of employee separations, the Telephone Company's average work force decreased 6.7% in 1994. Through December 1994, approximately 890 employees, representing 540, or 17.3%, of the total number of management employees and 350, or 5.4%, of the total number of bargaining-

unit employees, had left the Telephone Company under severance plans and retirement incentives. Offsetting the impact of the decrease in the average work force was a wage rate increase for bargaining-unit employees discussed previously and an average 4.0% salary increase for management employees effective
April  1994.   In addition,  paid  overtime  increased  due  to
weather-related service issues. Wage and salary cost savings are anticipated in 1995 and 1996 as the Telephone Company proceeds with the employee separation portion of its restructuring program.

The Telephone Company participates in the Corporation's employee-benefit plans and is allocated a portion of these costs based on the relative number of Telephone Company employees to total employees participating in these plans. Its portion of the Corporation's employee-benefit costs was approximately 90% in 1994 and 1993. The Telephone Company's employee-benefit costs decreased approximately $16 million in 1994 as a result of a reduction in the work force, as well as cost sharing and cost-containment efforts. As discussed in
Note 2, the Corporation has reserved the right to require, beginning on July 1, 1996, all retirees who retire after a specified date to share premium costs of health care benefits if these costs exceed certain limits. Beginning in 1994, active employees began to share a larger portion of health care benefit costs. Management continues to seek additional means to manage effectively its provision for health care benefits for both active and retired employees consistent with its need to offer employees a competitive benefits package.

Effective January 1, 1993, the Telephone Company adopted SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" and SFAS No. 112 "Employers' Accounting for Postemployment Benefits" [see Note 2]. With the adoption of SFAS No. 106, the Telephone Company elected to defer, in accordance with an FCC accounting order and final decision issued by the DPUC on July 7, 1993, recognition of the accumulated postretirement benefit obligation in excess of the fair value of plan assets ("transition obligation") and amortize it over the average remaining service period of 18.4 years. Annual amortization of the transition obligation resulting from the adoption of SFAS No. 106 amounted to $18.5 million and is included in operating and maintenance expenses. SFAS No. 112 requires employers to accrue benefits provided to former or inactive employees after employment but before retirement. These benefits include workers' compensation and disability benefits. The cumulative effect of this accounting change reduced 1993 net income by $6.5 million.


Depreciation and Amortization

In 1994, depreciation and amortization expense increased $30.6 million, or 11.5%. The increase in depreciation and amortization was due primarily to the first full-year impact of revised depreciation rate schedules for the Telephone Company's intrastate plant, as approved by the DPUC [see Item
1. State Regulation Initiatives and New Services]. This impact increased 1994 depreciation expense by approximately $20 million compared with 1993. Investments in telephone property, plant and equipment also contributed to the increase in depreciation and amortization expense.


Interest Expense

Interest expense decreased $14.1 million, or 20.7%, in 1994. The decrease in interest expense in 1994 was due primarily to annual interest savings of approximately $8 million from debt refinancings completed in December 1993 and a decrease in average debt outstanding of approximately $42 million.


Income Taxes

The combined federal and state effective tax rate in 1994 was 39.9% compared with 37.8% in 1993, excluding the effect of the restructuring charge. The 1993 effective tax rate was a benefit of 58.6% including the effect of the restructuring charge coupled with the amortization of investment tax credits and rate differentials associated with the reversal of temporary deferred income taxes. A reconciliation of these effective tax rates to the statutory tax rates is disclosed in
Note 3.

Effective January 1, 1993, the Telephone Company adopted  SFAS
No. 109 "Accounting for Income Taxes" [see Note 3].









Item 8.  Financial Statements and Supplementary Data



REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholder of
The Southern New England Telephone Company:

We have audited the accompanying financial statements and the financial statement schedule of The Southern New England Telephone Company listed in Item 14(a) of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Telephone Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In  our  opinion, the financial statements referred  to  above present fairly, in all material respects, the financial position of The Southern New England Telephone Company as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As  discussed in Note 1 to the financial statements,  in  1993 the Telephone Company changed its method of accounting for postretirement benefits other than pensions, postemployment benefits and income taxes.



Hartford, Connecticut                COOPERS & LYBRAND L.L.P.
January 24, 1995

                      THE SOUTHERN NEW ENGLAND TELEPHONE COMPANY


                   STATEMENT OF INCOME (LOSS) AND RETAINED EARNINGS

            Dollars in Millions,
            For the Years Ended December 31,   1994      1993      1992


            Revenues
              Local service                  $ 618.8  $  566.7  $  523.0
              Intrastate toll                  295.4     339.8     359.9
              Network access                   354.5     342.8     328.5
              Publishing and other             207.6     193.1     191.2

                 Total Revenues              1,476.3   1,442.4   1,402.6


            Costs and Expenses
              Operating                        443.5     467.9     469.2
              Maintenance                      322.3     322.4     307.8
              Provision for business
               restructuring                      -      335.0        -
              Depreciation and amortization    295.8     265.2     229.2
              Taxes other than income           53.6      58.0      56.4

                 Total Costs and Expenses    1,115.2   1,448.5   1,062.6


            Operating Income (Loss)            361.1      (6.1)    340.0

            Other (expense) income, net         (1.6)      (.8)      1.5

            Interest expense                    53.9      68.0      72.4

            Income (Loss) Before Income
              Taxes, Extraordinary Charge
              and Accounting Change            305.6     (74.9)    269.1

            Income taxes                       121.8     (43.9)    108.6


            Income (Loss) Before
              Extraordinary Charge and
              Accounting Change                183.8     (31.0)    160.5

            Extraordinary charge from
              early extinguishment of debt,
              net of related taxes of $38.0
              and $2.0, respectively              -      (44.0)     (2.7)

            Cumulative effect of accounting
              change                              -       (6.5)       -

            Net Income (loss)                $ 183.8   $ (81.5)  $ 157.8


            Retained Earnings, Beginning
             of Period                       $ 572.2   $ 763.7   $ 713.4

             Net income (loss)                 183.8     (81.5)    157.8
             Dividends declared to parent     (108.0)   (110.0)   (107.5)

            Retained Earnings, End of Period $ 648.0   $ 572.2   $ 763.7



        The accompanying notes are an integral part of these financial statements.
                                          18




                      THE SOUTHERN NEW ENGLAND TELEPHONE COMPANY

                                     BALANCE SHEET


            Dollars in Millions, at December 31,       1994          1993


            ASSETS

            Cash and temporary cash investments $ 44.2 $ 214.5 Accounts receivable, net of allowance for uncollectibles of
             $23.3 and $20.4, respectively             237.7         226.3
            Accounts receivable from affiliates         15.6          11.3
            Materials and supplies                       6.2           8.0
            Prepaid publishing                          39.0          40.5
            Deferred income taxes                       92.6          73.4
            Prepaid and other                           25.3          20.2

              Total Current Assets                     460.6         594.2

            Land                                        16.7          16.9
            Buildings                                  384.3         375.9
            Central office equipment                 1,618.8       1,594.9
            Outside plant facilities and
             equipment                               1,613.0       1,601.8
            Furniture and office equipment             355.1         354.6
            Station equipment and connections           23.9          21.7
            Plant under construction                    68.3          74.0

              Total telephone plant, at cost         4,080.1       4,039.8

            Less: Accumulated depreciation           1,539.2       1,429.2

               Net Telephone Plant                   2,540.9       2,610.6

            Deferred charges and other assets          247.3         265.7


              Total Assets                          $3,248.8      $3,470.5


            The accompanying notes are an integral part of these financial statements.


                      THE SOUTHERN NEW ENGLAND TELEPHONE COMPANY

                                 BALANCE SHEET (Cont.)


           Dollars in Millions, Except Per Share Amounts
           at December 31,                               1994          1993


            LIABILITIES AND STOCKHOLDER'S EQUITY



            Accounts payable and accrued
             expenses                                $  169.3      $  180.3
            Obligations maturing within one year           -          240.0
            Restructuring charge - current              145.5         103.0
            Accrued compensated absences                 34.1          33.9
            Accounts payable to affiliates               12.3          12.4
            Advance billing and customer
             deposits                                    42.3          41.0
            Other current liabilities                    72.7          70.4

              Total Current Liabilities                 476.2         681.0

            Long-term obligations                       746.3         746.1
            Deferred income taxes                       458.6         424.2
            Restructuring charge - long-term            114.4         232.0
            Unamortized investment tax credits           42.9          50.8
            Other liabilities and deferred credits      231.3         233.1


              Total Liabilities                       2,069.7       2,367.2


            Stockholder's Equity
             Common stock, $12.50 par value;
             (30,428,596 shares issued and
             30,385,900 outstanding at each
             period end)                                380.4         380.4
             Proceeds in excess of par value            152.1         152.1
             Retained earnings                          648.0         572.2
             Less: Treasury stock (42,696
              shares at each period end)                 (1.4)         (1.4)

              Total Stockholder's Equity              1,179.1       1,103.3


            Total Liabilities and Stockholder's
             Equity                                  $3,248.8      $3,470.5

            The accompanying notes are an integral part of these financial statements.


                      THE SOUTHERN NEW ENGLAND TELEPHONE COMPANY

                              STATEMENT OF CASH FLOWS

            Dollars in Millions,
            For the Years Ended December 31,         1994       1993     1992

            Operating Activities
             Net income (loss)                     $ 183.8    $ (81.5)  $157.8
             Adjustments to reconcile
              net income (loss) to cash
              provided by operating activities:
                Depreciation and amortization        295.8      265.2    229.2
                Effect of business restructuring,
                 before-tax                          (75.1)     335.0       -
                Cumulative effect of
                 accounting change, net of tax          -         6.5       -
                Extraordinary charge, before-tax        -        82.0      4.7
                Provision for uncollectible
                 accounts                             18.5       24.9     30.0
                Allowance for funds used
                 during construction                  (1.3)      (1.7)    (3.0)
                Operating cash flows from:
                 Increase in accounts receivable     (34.2)     (11.1)   (20.8)
                 Decrease in materials and supplies    1.8        2.4      2.3
                 Increase (decrease) in
                  accounts payable                     2.3      (16.7)     1.8
                 Increase (decrease) in
                  deferred income taxes               15.2     (160.4)    21.9
                 Decrease in investment tax
                  credits                             (7.9)     (10.5)    (7.0)
                 Net change in other assets
                  and liabilities                     (6.9)     (11.6)    19.6
                 Other, net                           15.7       12.9      9.1

             Net Cash Provided by Operating
              Activities                             407.7      435.4    445.6

            Investing Activities
             Cash expended for capital additions    (235.4)    (231.6)  (269.1)
             Other, net                               (2.6)      (4.0)      .8

             Net Cash Used by Investing Activities  (238.0)    (235.6)  (268.3)

            Financing Activities
             Proceeds from long-term obligations        -       420.1    173.8
             Repayments of long-term obligations    (240.0)    (171.5)  (258.5)
             Net (payments) proceeds of short-
              term obligations from affiliate           -       (72.6)    31.9
             Cash dividends                         (100.0)    (105.2)  (120.7)
             Amounts placed in trust for debt
              refinancing                               -       (62.1)      -
             Other, net                                 -         (.4)    (3.3)

             Net Cash (Used) Provided by
              Financing Activities                  (340.0)       8.3   (176.8)

             (Decrease) Increase in Cash and
              Temporary Cash Investments            (170.3)     208.1       .5
             Cash and temporary cash investments,
              beginning of year                      214.5        6.4      5.9

             Cash and Temporary Cash Investments,
              End of Year                           $ 44.2     $214.5   $  6.4

             The accompanying notes are an integral part of these
             financial statements.
                                            21






NOTES TO FINANCIAL STATEMENTS


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Southern New England Telephone Company ("Telephone Company") is a wholly-owned subsidiary of the Southern New England Telecommunications Corporation ("Corporation"). The accounting policies of the Telephone Company are in conformity with generally accepted accounting principles and conform with accounting prescribed for telephone operating companies by regulatory authorities, the Federal Communications Commission ("FCC") and the Connecticut Department of Public Utility Control ("DPUC"). Substantially all of the Telephone Company's operations and customers are located in the State of Connecticut.

Accounting Changes - Effective January 1, 1993, the Telephone Company implemented Statement of Financial Accounting Standards ("SFAS") No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions," SFAS No. 112 "Employers' Accounting for Postemployment Benefits" and SFAS No. 109 "Accounting for Income Taxes." The cumulative effect of the accounting change for SFAS No. 112 as of January 1, 1993 resulted in a non-cash charge which reduced net income by $6.5 million. For SFAS No. 106, the Telephone Company elected to amortize the transition obligation over the average remaining service period, therefore a cumulative effect was not recorded. In addition, a cumulative effect was not recorded for the adoption of SFAS No. 109 in compliance with the methods of adoption for regulated entities.

Regulatory Accounting - The Telephone Company gives accounting recognition to the actions of regulatory authorities where appropriate, as prescribed by SFAS No. 71 "Accounting for the Effect of Certain Types of Regulation." Under SFAS No. 71, the Telephone Company records certain assets and liabilities
because   of   actions   of  regulatory   authorities.    More
significantly, amounts charged to operations for depreciation expense reflect estimated lives and methods prescribed by regulatory authorities rather than those consisting of useful and economic lives that might otherwise apply to unregulated
enterprises.   In  the  event that the  Telephone  Company  no
longer meets the criteria for following SFAS No. 71, the accounting impact to the Telephone Company would be an extraordinary non-cash charge to operations of a material amount.

Regulatory authorities require or permit the exclusion of certain costs of the Telephone Company from entering into ratemaking when they are incurred. When such costs will be recovered through future rates, the Telephone Company records these costs as deferred charges.

Regulatory authorities require the Telephone Company to include in its telephone plant accounts an imputed cost of debt and equity for funds used during the construction of telephone plant. The imputed allowance for funds used during construction ("AFUDC") is an addition to the cost of the plant constructed and an income item during the construction period. Such income is not realized in cash currently but will be realized over the service life of the related plant as the resulting higher depreciation expense is recovered in the form of increased revenues.

Property, Plant and Equipment - Property, plant and equipment is stated at cost. Depreciation is calculated on telephone plant using either the equal life group ("ELG") straight-line depreciation method or the composite vintage group method. ELG was approved for FCC purposes on interstate assets placed in service beginning in 1982 and for DPUC purposes on intrastate assets placed in

service  beginning  in   1993.  Composite  vintage group method
is used for assets in service prior to the adoption of ELG. Assets acquired under capital leases are generally amortized over the life of the lease using the straight-line method.

The cost of depreciable telephone plant retired, net of removal costs and salvage, is charged to accumulated depreciation. Replacements, renewals and betterments of telephone plant that materially increase an asset's usefulness or remaining life are capitalized. Minor replacements and all repairs and maintenance are charged to expense.

Cash  and Temporary Cash Investments - Cash and temporary  cash
investments  include  all  highly  liquid  investments,   with
original  maturities of three months or less.   The  Telephone
Company records payments made by draft as accounts payable until the banks honoring the drafts have presented them for payment.

Materials and Supplies - Materials and supplies, which are carried at original cost, are primarily for the construction and maintenance of telephone plant.

Revenue  Recognition - Revenues  are  recognized  when  earned
regardless  of  the  period  in which  billed.   Revenues  for
directory advertising are recognized over the life of the related directory, normally one year.

Transactions  with Affiliates - The Telephone Company  provides
certain  services  for the Corporation  and  affiliates.   The
Telephone Company records substantially all the revenue from such services as a reduction of the cost incurred to provide such services. Amounts billed to affiliates for such services totaled $46.5 million in 1994, $35.6 million in 1993 and $32.4 million in 1992. In addition, the Telephone Company charges
affiliates  for  network services at  tariffed  rates.   These
amounts  are included in revenue and totaled $11.8 million  in
1994,  $9.2  million in 1993 and $7.8 million  in  1992.   The
Telephone   Company   is  charged  for  management   functions
performed by the Corporation. The cost of these management functions totaled $29.3 million in 1994, $24.5 million in 1993 and $23.3 million in 1992.

Income Taxes - The Telephone Company is included in the consolidated federal income tax return and, where applicable, combined state income tax returns filed by the Corporation. Effective January 1, 1993, the Telephone Company changed the method of computing income taxes from the deferred method under Accounting Principles Board Opinion No. 11 to the liability method with the adoption of SFAS No. 109. Under the liability method, deferred tax assets and liabilities are determined based on all temporary differences between the financial statement and tax bases of assets and liabilities using the currently enacted rates. Additionally, under SFAS No. 109, the Telephone Company may recognize deferred tax assets if it is more likely than not that the benefit will be realized. Consolidated income tax currently payable is allocated by the Corporation to the Telephone Company based on the Telephone Company's contribution to consolidated taxable income and investment tax credits.

Investment tax credits realized in prior years are being amortized as a reduction to income taxes over the life of the related plant.

NOTE 2:  EMPLOYEE BENEFITS

Separation Offer - As part of the bargaining-unit contract negotiated in August 1992, employees electing to retire or terminate their employment between December 15, 1992 and February 16, 1993 were offered an early retirement incentive
offer,  Special  Pension  Option ("SPO").   Approximately  525
employees accepted the early retirement offer. Most employees who elected to retire or terminate left the Telephone Company by March 19, 1993, and the remainder left by September 17,
1993.   The  Telephone  Company  recorded  a  before-tax  $6.0
million pension gain in 1993 as a result of the SPO.

Pension Plans - The Telephone Company participates in two  non-
contributory,   defined   benefit   pension   plans   of   the
Corporation:   one  for  management  employees  and  one   for
bargaining-unit employees.  Benefits for management  employees
are  based  on an adjusted career average pay plan.   Benefits
for bargaining-unit employees are based on years of service and pay during 1987 to 1991 as well as a cash balance component.

Funding of the plans is achieved through irrevocable contributions to a trust fund. Plan assets consist primarily of listed stocks, corporate and governmental debt and real estate. The Corporation's policy is to fund the pension cost for these plans in conformity with the Employee Retirement Income Security Act of 1974 using the aggregate cost method. For purposes of determining contributions, the assumed investment earnings rate on plan assets was 9.5% in 1994 and declines to 7.5% by 1998.

The Telephone Company's portion of the Corporation's pension cost (income) computed using the projected unit credit actuarial method was approximately $12.4 million, $(7.7) million and $(2.9) million for 1994, 1993 and 1992, respectively. The increase in pension cost for 1994 was due primarily to the net effect of a lower discount rate, the absence of a $6.0 million net settlement gain in 1993 and a 1994 curtailment loss of approximately $13 million for
employee  separations.   The  curtailment  loss  was   charged
against the restructuring program [see Note 4]. Pension income increased in 1993 compared to 1992 due primarily to the net effect of a settlement gain and charges for special termination benefits associated with the 1993 SPO that resulted in a net gain of $6.0 million.

When it is economically feasible to do so, the Corporation amends periodically the benefit formulas under its pension plans. Accordingly, pension cost has been determined in such a manner as to anticipate that modifications to the pension plans would continue in the future.

Postretirement Health Care Benefits - The Telephone Company participates in the health care and life insurance benefit plans for retired employees provided by the Corporation. Substantially all of the Telephone Company's employees may become eligible for these benefits if they retire with a
service  pension.   In  addition,  an  employee's  spouse  and
dependents   may   be  eligible  for  health  care   benefits.
Effective July 1, 1996, all bargaining-unit employees who retire after December 31, 1989 and all management employees who retire after December 31, 1991 may have to share with the Corporation the premium costs of postretirement health care benefits if these costs exceed certain limits.

Prior to January 1, 1993, these benefits were recognized as an expense only when paid (referred to as the "pay-as-you-go" method). Effective January 1, 1993, the Telephone Company adopted SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 106 requires that employers accrue, during the years an employee renders service, the expected cost, based on actuarial valuations, of health care and other non-pension benefits provided to retirees and their eligible dependents. With the adoption of SFAS No. 106, the Telephone Company elected to defer, in accordance with an FCC accounting order and final decision issued by the DPUC on July 7, 1993, recognition of the accumulated postretirement benefit obligation in excess of the fair value of plan assets
("transition  obligation") and amortize it over the average
remaining service period of  18.4 years.   The Telephone Company's
portion of the postretirement benefit cost for 1994 and 1993, including the amortization of the transition obligation, was approximately $45 million.

In 1991, in accordance with a DPUC decision in a rate proceeding for the Telephone Company, the Corporation began to fund the postretirement health care benefits. Based on the DPUC's July 7, 1993 general rate award decision, the Corporation continues to contribute additional amounts to Voluntary Employee Beneficiary Association ("VEBA") trusts. In 1992, the pay-as-you-go expense combined with the VEBA contributions amounted to $32.4 million.

Postemployment Benefits - Effective January 1, 1993, the Telephone Company adopted SFAS No. 112 "Employers' Accounting for Postemployment Benefits." This statement requires employers to accrue benefits provided to former or inactive employees after employment but before retirement. These benefits include workers' compensation, disability benefits and health care continuation coverage for a limited period of time after employment. The standard requires that these benefits be accrued as earned where the right to the benefits accumulates or vests. The cumulative effect of this accounting change reduced 1993 net income by $6.5 million. Health care continuation costs, which do not vest, continue to be paid from company funds and are expensed when paid.



NOTE 3:  INCOME TAXES

Effective January 1, 1993, the Telephone Company adopted SFAS No. 109 "Accounting for Income Taxes." In accordance with SFAS No. 109 and SFAS No. 71, the Telephone Company has a regulatory asset of $62.2 million (recorded in deferred charges and other assets) related to the cumulative amount of income taxes on temporary differences previously flowed through to ratepayers. These amounts relate principally to capitalization of certain general overhead, taxes and payroll-related construction costs for financial statement purposes. In addition, the Telephone Company has a regulatory liability of $84.2 million (recorded in other liabilities and deferred credits) relating to future tax benefits to be flowed back to ratepayers associated with unamortized investment tax credits and decreases in both federal and state historical statutory tax rates. Both the regulatory asset and liability are recognized over the regulatory lives of the related taxable bases concurrent with the realization in rates, except for the liability related to intrastate excess state tax rates, which in accordance with the DPUC final decision issued in July 1993, will be returned to ratepayers over three years. This method is a more accelerated turnaround than the normal recognition period.

Income tax expense (benefit) includes the following components:

Dollars in Millions
For the Years Ended December 31,       1994     1993     1992

Federal
Current                               $ 87.9   $ 77.2   $ 65.2
Deferred                                 8.7   (103.9)    12.9
Investment tax credits, net             (7.9)   (10.5)    (7.0)
Total Federal                           88.7    (37.2)    71.1

State
Current                                 32.7     28.6     29.3
Deferred                                  .4    (35.3)     8.2
Total State                             33.1     (6.7)    37.5
Total Income Taxes                    $121.8   $(43.9)  $108.6


Deferred income tax expense (benefit) resulted primarily from restructuring program costs incurred in 1994, which were recorded in the financial statements in 1993 as a part of the restructuring charge. In August 1993, the statutory federal income tax rate increased from 34.0% to 35.0%, retroactive to January 1, 1993. In addition, the enacted state income tax rate will be gradually reduced from 11.5% in 1994 to 10.0% in 1998. The net impact of these changes in the enacted tax rates was not material to total income taxes or to net deferred income tax liabilities.

A reconciliation between income taxes and taxes computed by applying the statutory federal income tax rate to income
(loss) before income taxes is as follows:


Dollars in Millions,
For the Years Ended December 31,       1994     1993     1992

Statutory federal income tax rate     35.0%   (35.0)%    34.0%
Federal income taxes at statutory
 rate                               $107.0   $(26.2)   $ 91.5
State income taxes, net of federal
 income tax effect                    21.5     (4.3)     24.7
Depreciation of telephone plant
 construction costs previously
 deducted for tax purposes             5.1      6.3       4.4
Rate differentials applied to
 reversing temporary differences      (5.1)    (7.9)     (5.6)
Amortization of investment tax
 credits                              (7.9)   (10.5)     (7.0)
Prior years' tax adjustments and
 other differences, net                1.2     (1.3)       .6
Income Taxes                        $121.8   $(43.9)   $108.6

Effective Tax Rate                    39.9%   (58.6)%    40.4%

Deferred income tax liabilities (assets) are comprised of the following:


Dollars in Millions, at December 31,         1994        1993

Depreciation                              $ 482.4     $ 488.3
Items previously flowed through to
 ratepayers                                  62.2        71.0
Deferred gross earnings tax                  15.9        19.1
Restructuring charge                       (110.4)     (142.4)
Unamortized investment tax credits          (31.1)      (37.0)
Other                                       (53.0)      (48.2)
Deferred Income Taxes                     $ 366.0     $ 350.8


NOTE 4:  RESTRUCTURING CHARGE

In December 1993, the Telephone Company recorded a before-tax restructuring charge of $335.0 million, $192.7 million after-tax, to provide for a comprehensive restructuring program. The program included costs to be incurred to facilitate employee separations involving approximately 2,400 employees beginning in January 1994. This total includes 750 to 1,000 management employees and 1,500 to 1,750 bargaining-unit employees. The charge also included incremental costs of implementing appropriate reengineering solutions; designing and developing new processes and tools to continue the Telephone Company's provision of excellent service; and the retraining of the remaining employees to help them meet the changing demands of customers.

The 1993 restructuring charge was originally estimated as follows:

Dollars in Millions, at December 31,1993

Employee separation costs                              $160.0
Process and systems reengineering                       145.0
Exit and other costs                                     30.0
Total Restructuring Charge                             $335.0

In order to maintain quality customer service while at the same time reengineering the business, the 1993 restructuring program is expected to extend into 1997, rather than be completed by 1996 as originally intended. It is also possible that shifts in reserve categories may occur due to factors beyond the Telephone Company's control. However, no significant changes in the total cost of the 1993 restructuring program are likely to occur nor are any adjustments anticipated to the original estimate.

The Telephone Company incurred costs during 1994 related to the restructuring program which were charged against the reserve as follows:

Dollars in Millions,
For the Year Ended December 31,1994
Employee separation costs                               $38.6
Process and systems reengineering                        35.0
Exit and other costs                                      1.5
Total Incurred Costs                                    $75.1

Costs incurred for employee separations included payments for severance, unused compensated absences, health care continuation and employee retraining, as well as a non-cash charge of approximately $13 million for pension and postretirement health care plan curtailment losses transferred to the appropriate liability. Process and systems reengineering costs included incremental costs incurred in connection with the execution of numerous reengineering programs involving network operations, customer service, repair and support processes. Exit and other costs included expenses related to the initial phase of redesigning work space requirements due to downsizing.

In 1994, the Telephone Company implemented network operations, customer service, repair and support programs and developed new processes to substantially reduce the costs of business while significantly improving customer service and quality. The remaining employee separations will not be possible without the development and installation of these new processes which, among other things, will reduce or eliminate the current labor intensive interfaces between the existing systems.

During 1994, the Telephone Company began to realize savings associated with its restructuring program. Through December 1994, approximately 890 employees, representing 540, or 17.3%, of the total number of management employees and 350, or 5.4%, of the total number of bargaining-unit employees, had left the Telephone Company under severance plans and retirement incentives. Additional employee separations are expected to occur as a result of an "early-out option" for bargaining-unit employees currently being negotiated with the Connecticut Union of Telephone Workers and outsourcing of approximately 150 data center operation employees currently being negotiated with Computer Sciences Corporation. Reengineering efforts and the early-out option will impact the timing and mix of additional employee separations of approximately 1,500 employees. Expected accumulated savings are dependent on these factors and are currently estimated to be $60 million, $90 million and $110 million for 1995, 1996 and 1997, respectively. These anticipated savings will be substantially offset by costs related to the growth in business, the construction of I-SNET, a statewide information superhighway, and the cost of adding other employees with different skills.

Cash expenditures are estimated at $115 million, $65 million and $50 million in 1995, 1996 and 1997, respectively. Incremental capital expenditures related to the restructuring program approximated $20 million in 1994. These items have been charged to property, plant and equipment and will be reflected in increased depreciation expense in future years. In addition, the Telephone Company anticipates incremental capital expenditures of approximately $60 million over the remaining life of the program.

NOTE 5:  DEFERRED CHARGES

In accordance with the regulatory accounting practices described in Note 1, deferred charges include the following costs: (i) the Telephone Company's 1990 final gross earnings tax ("GET") payment, which is being amortized over ten years through 1999 and (ii) accrued but unexpensed compensated absences at December 31, 1987, which are being amortized over ten years through 1997. Amortization of these costs is on a straight-line basis.

Amounts related to these costs are as follows:

Dollars in Millions, at December 31,            1994     1993

GET                                            $38.7    $46.5

Compensated Absences                           $10.0    $13.3



NOTE 6:  OBLIGATIONS MATURING WITHIN ONE YEAR

The Telephone Company has obtained short-term financing through intercompany borrowings from the Corporation, which obtains, when necessary, short-term funds for its subsidiaries as a group. There were no amounts payable to the Corporation for temporary cash needs as of December 31, 1994 and 1993. As of December 31, 1992, the amount payable to the Corporation totaled $72.6 million.

Additional information regarding notes payable outstanding during the year is as follows:

Dollars in Millions,
For the Years Ended December 31,         1994     1993     1992

Average amount outstanding during
 the year (based on daily amounts)     $ 15.0   $ 46.8   $ 94.6
Weighted average interest rate during
 the year (based on daily amounts)      3.59%    3.15%    3.81%
Maximum amount outstanding at any
 month's end during the year           $ 75.9   $107.0   $129.3

Weighted average interest rate at
 year-end                                 -        -      3.47%

NOTE 7: LONG-TERM OBLIGATIONS


The components of long-term obligations at December 31 are as follows:

Dollars in Millions                Interest Rates    1994    1993

Unsecured notes                    6.13% to 7.25%  $ 625.0  $ 625.0
                                   8.70% to 9.63%     80.0    120.0

Total Unsecured Notes                                705.0    745.0
Debentures                         4.38% to 8.63%     45.0    245.0


Total Long-term obligations                          750.0    990.0
Unamortized discount and
 premium, net                                         (3.8)    (4.0)
Capital lease obligations                               .1       .1
Current portion of long-term
 obligations                                            -    (240.0)


Total Long-term Obligations                        $ 746.3  $ 746.1


The aggregate principal amounts of long-term debt are scheduled for repayment after 1999.

In September 1993, the Telephone Company called $45.0 million of 5.75% debentures due November 1996. The debentures were redeemed in November 1993. The costs associated with this redemption did not result in a material charge in 1993.

In December 1993, the Telephone Company filed a shelf registration statement with the Securities and Exchange Commission ("SEC") to sell up to $540.0 million in medium-term notes with maturities ranging from 10 to 40 years. In December 1993, the Telephone Company called $200.0 million of 8.63% debentures and announced that it would repurchase up to $220.0 million of medium-term notes with rates ranging from 9.60% to 9.63%. The Telephone Company repurchased $166.5 million of these notes and executed an "in-substance defeasance" for the remainder of the medium-term notes not repurchased. Sufficient U.S. Government securities were deposited in an irrevocable trust to cover the outstanding principal, interest and call premium payable February 15, 1995. Pursuant to the registration statement, the Telephone Company sold, in December 1993, with DPUC approval, $445.0 million of unsecured notes with interest rates ranging from 6.13% to 7.25%. The proceeds of the sale were used to repurchase the debt issues discussed previously and purchase securities placed in the irrevocable trust established for the "in-substance defeasance." The costs associated with the 1993 redemptions were recorded as an extraordinary charge totaling $44.0 million, net of applicable tax benefits of $38.0 million. As of December 31, 1994, the issued notes were outstanding. Additional notes may be sold in one or more issues from time to time as market conditions warrant.

In April 1992, the Telephone Company filed a shelf registration statement with the SEC to sell up to $180.0 million in medium-term notes with maturities ranging from 10 to 25 years. Pursuant to the registration statement, the Telephone Company sold, in August 1992, with DPUC approval, $180.0 million of unsecured notes with interest rates ranging from 7.00% to 7.20%. The proceeds from the sale were used to redeem $175.0 million of debentures with interest rates ranging from 7.75% to 8.13%, which were called in August 1992. The costs associated with the 1992 redemptions were recorded as an extraordinary charge totaling $2.7 million, net of applicable tax benefits of $2.0 million. As of December 31, 1994, the issued notes were outstanding.



NOTE 8:  LEASE OBLIGATIONS

The Telephone Company has entered into both capital and operating leases for facilities and equipment used in its operations. Rental expense under operating leases was $28.7 million, $30.3 million and $32.9 million for 1994, 1993 and
1992, respectively.   Aggregate  future minimum  rental
commitments under noncancelable leases at December 31, 1994 were as follows (in millions):

                                                     Operating
Year                                                   Leases

1995                                                   $ 20.4
1996                                                     19.2
1997                                                     18.0
1998                                                     17.5
1999                                                     15.3
Thereafter                                               47.1
Total Minimum Lease Payments                           $137.5

Future minimum lease payments under capital leases as of December 31, 1994 are $.2 million through 1999 and $.2 million thereafter. Of the total $.4 million minimum lease payments, $.3 million represents future interest.

Included in future minimum rental commitments for operating leases are amounts attributable to leases with affiliates totaling $59.1 million.


NOTE 9:  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Temporary Cash Investments - The carrying amount approximates fair value because of the short maturity of those instruments.

Short-term Debt - The carrying amount of short-term debt approximates fair value because of the short maturity of those instruments. The fair value of long-term debt called in 1993 and redeemed in 1994 was estimated based on the call price for those issues.

Long-term Debt - The fair value of the Telephone Company's long-term debt was estimated based on the quoted market prices for the same or similar issues or on the current rates offered to
the   Telephone  Company  for  debt  of  the  same   remaining
maturities.

The  carrying amount and estimated fair value of the Telephone
Company's financial instruments are as follows:


Dollars in Millions, at December 31,      1994              1993

                                     Carrying  Fair    Carrying  Fair
                                     Amount    Value   Amount    Value

Cash and temporary cash investments  $ 44.2    $ 44.2  $214.5    $214.5
Short-term debt                          -         -   (240.0)   (253.9)
Long-term debt                       (746.2)   (655.8) (746.1)   (760.0)



NOTE 10:  STOCKHOLDER'S EQUITY

Common, Preferred and Preference Shares - The Telephone Company has authorization for 70,000,000 shares of common stock at a par value of $12.50 per share. The Telephone Company also has authorization for 500,000 shares of preferred stock at a par value of $50.00 per share and 50,000,000 shares of preference
stock  at  a  par  value of $1.00 per  share.   No  shares  of
preferred or preference stock have been issued pursuant to these authorizations.

NOTE 11:  SUPPLEMENTAL FINANCIAL INFORMATION

Dollars in Millions,
For the Years Ended December 31,       1994     1993     1992

Advertising Expense                 $  15.6   $ 11.2    $ 9.7
Interest expense:
   Long-term obligations            $  53.0   $ 64.4   $ 66.9
   Short-term obligations                .5      1.5      3.6
   Other                                 .4      2.1      1.9
Total Interest Expense              $  53.9   $ 68.0   $ 72.4
Interest Paid                       $  61.3   $ 74.0   $ 68.2
Income Taxes Paid                   $ 123.9   $ 98.8   $ 87.0


Dollars in Millions, at December 31,            1994     1993

Other current liabilities:
 Dividends payable                            $ 30.0   $ 22.0
 Postemployment benefits accrued                11.2     11.0
 Interest accrued                               10.3     17.8
 Other current liabilities                      21.2     19.6
Total Other Current Liabilities                $72.7   $ 70.4

During 1994, 1993 and 1992, revenues earned from providing services to AT&T accounted for approximately 11.9%, 12.3% and 12.1%, respectively, of operating revenues. No other customer accounted for more than 10% of operating revenues.

NOTE 12:  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


Dollars in            1st      2nd       3rd       4th
Millions              QTR      QTR       QTR       QTR         Total

      1994

Total Revenues        $369.0   $371.0   $367.5   $ 368.8      $1,476.3

Operating Income      $ 86.3   $ 93.8   $ 90.4   $  90.6      $  361.1

Net Income            $ 43.1   $ 47.8   $ 45.4   $  47.5      $  183.8



      1993

Total Revenues        $353.4   $360.4   $363.2   $ 365.4      $1,442.4

Operating Income
 (Loss)               $ 80.5   $ 86.5   $ 90.4   $(263.5)(1)  $   (6.1)

Income (Loss) Before
 Extraordinary Charge
 and Accounting
 Change               $ 38.7   $ 44.1   $ 45.2   $(159.0)(1)  $  (31.0)
Extraordinary Charge      -        -        -      (44.0)        (44.0)
Cumulative effect of
 accounting change      (6.5)      -        -         -           (6.5)
Net Income (Loss)     $ 32.2   $ 44.1   $ 45.2   $(203.0)(1)  $  (81.5)


(1)  Includes  a  before-tax  charge  of  $335.0  million   for
     restructuring which reduced net income by $192.7 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No changes in or disagreements with accountants on any matter of accounting or financial disclosure occurred during the period covered by this report.

                               PART III

Items 10 through 13.

Information required under Items 10 through 13 is omitted pursuant to General Instruction J(2).



                            PART IV


Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)  Documents filed as part of the report:                        Page

     (1) Report of Independent Accountants                          17

         Financial Statements Covered by Report of
         Independent Accountants

          Statement of Income (Loss) and Retained Earnings -
           for the years ended December 31, 1994, 1993 and 1992     18

          Balance Sheet - as of December 31, 1994 and 1993          19

          Statement of Cash Flows - for the years ended
           December 31, 1994, 1993 and 1992                         21

          Notes to Financial Statements                             22

     (2) Financial Statement Schedule Covered by Report of
         Independent Accountants for the three years ended
         December 31, 1994:

         II - Valuation and Qualifying Accounts                     40

     Schedules other than those listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not applicable.

  (3)      Exhibits:

Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto.
Exhibits numbered 10(iii)(A)1 through 10(iii)(A)14 are management contracts or compensatory plans required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.


Exhibit
Number

3a Amended and Restated Certificate of Incorporation of the registrant as filed June 14, 1990 (Exhibit
             3a  to  1990 Form 10-K dated 3/25/91, File  No.  1-
             6654).

3b By-Laws of the registrant as amended and restated through May 11, 1988 (Exhibit 3b to 1988 Form 10-K dated 3/23/89, File No. 1-6654).

4 Indenture dated December 13, 1993 between the registrant and Shawmut Bank Connecticut, National Association, Trustee, issued in connection with the sale of $200,000,000 of 6 1/8% Medium-Term Notes, Series C, due December 15, 2003 and $245,000,000 of 7 1/4% Medium-Term Notes, Series C, due December 15, 2033.

10(iii)(A)1  SNET Short Term Incentive Plan as amended February
             8,  1995  (Exhibit 10 (iii)(A)1 to 1994 Form  10-K
             dated 3/10/95, File No. 1-9157).

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

10(iii)(A)5  SNET  Executive  Non-Qualified  Pension  Plan  and
             Excess Benefit Plan as amended November 1, 1991 (Exhibit 10-A to Form SE dated 3/20/92, File No. 1-
             9157). Amendments date December 8, 1993 (Exhibit 10(iii)(A)5 to 1993 Form 10-K dated 3/23/94, File
             No.  1-9157).   Amendment dated February  8,  1995
             (Exhibit 10(iii)(A)5 to 1994 Form 10-K dated 3/10/95, File No. 1-9157).

  (3)      Exhibits (continued):


Exhibit
Number

10(iii)(A)6  SNET  Management  Pension Plan as amended  November
             1, 1987 (Exhibit 10-C to Form SE dated 3/21/88-1, File No. 1-9157). Amendments dated September 1,
             1988 and January 1, 1989 (Exhibit 10-C to Form SE dated 3/21/89, File No. 1-9157). Amendments dated January 1, 1989 through August 6, 1989 (Exhibit 10-B to Form SE dated 3/20/90, File No. 1-9157). Amendments dated June 5, 1991 through September 25, 1991 (Exhibit 10-B to Form SE dated 3/20/92, File No. 1-9157). Amendment dated January 1, 1993 (Exhibit 10(iii)(A)6 to 1992 Form 10-K dated
             3/23/93, File No. 1-6654). Amendments dated September 8, 1993 through December 8, 1993 (Exhibit 10(iii)(A)6 to 1993 Form 10-K dated 3/23/94, File No. 1-9157). Amendments dated June 1, 1994 through November 16, 1994 (Exhibit 10(iii)(A)6 to 1994 Form 10-K dated 3/10/95, File
             No. 1-9157).

10(iii)(A)7  SNET  Incentive  Award  Deferral  Plan  as  amended
             March  1,  1993. (Exhibit 10(iii)(A)7 to 1992  Form
             10-K dated 3/23/93, File No. 1-6654).

10(iii)(A)8  SNET  Mid-Career  Pension Plan as amended  November
             1, 1991 (Exhibit 10-D to Form SE dated 3/20/92, File No. 1-9157). Amendment dated December 8, 1993 (Exhibit 10(iii)(A)8 to 1993 Form 10-K dated 3/23/94, File No. 1-9157).

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
             1993.  (Exhibit  10(iii)(A)11  to  1992  Form  10-K
             dated 3/23/93, File No. 1-6654).

10(iii)(A)12 SNET   Retirement  and  Disability  Plan  for  Non-
             Employee  Directors  as  amended  April  14,   1993
             (Exhibit  10(iii)(A)12  to  1993  Form  10-K  dated
             3/23/94, File No. 1-9157). Amendment dated January 1, 1994 (Exhibit 10(iii)(A)12 to 1994 Form 10-K dated 3/10/95, File No. 1-9157).

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

10(iii)(A)14 Description  of  SNET Executive Retirement  Savings
             Plan  (Exhibit 10(iii)(A)14 to 1993 Form 10-K dated
             3/23/94, File No. 1-9157).

  (3)      Exhibits (continued):


Exhibit
Number

12           Computation of Ratio of Earnings to Fixed Charges.

23           Consent of Independent Accountants.

24a          Powers of Attorney.

24b          Board of Directors' Resolution.

27           Financial Data Schedule

99a          Annual Report on Form 11-K for the plan year  ended
             December   31,   1994  for  the   SNET   Management
             Retirement  Savings  Plan  will  be  filed  as   an
             amendment prior to June 30, 1995.

99b          Annual Report on Form 11-K for the plan year  ended
             December  31,  1994  for the SNET  Bargaining  Unit
             Retirement  Savings  Plan  will  be  filed  as   an
             amendment prior to June 30, 1995.




(b) Reports on Form 8-K:

On  October 26, 1994, the Telephone Company filed a report  on
Form 8-K, dated October 26, 1994, announcing the Corporation's financial results for the third quarter of 1994.

On  January 25, 1995, the Telephone Company filed a report  on
Form 8-K, dated January 24, 1995, announcing the Corporation's
1994 financial results.

                          SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SOUTHERN NEW ENGLAND TELEPHONE COMPANY

By: /s/ J. A. Sadek
        J. A. Sadek, Vice President and Comptroller, March 10, 1995

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

  D. J. Miglio*
  Chairman, President, Chief Executive Officer and Director

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICERS:

  D. R. Shassian*
  Senior Vice President and
  Chief Financial Officer

  J. A. Sadek                               By: /s/ J. A. Sadek
  Vice President and Comptroller                   (J. A. Sadek, as attorney-
                                                    in-fact and on his own
                                                    behalf)

DIRECTORS:

  F. G. Adams*
  William F. Andrews*
  Richard H. Ayers*
  Zoe Baird*
  Robert L. Bennett*
  Barry M. Bloom*                           March 10, 1995
  F. J. Connor*
  William R. Fenoglio*
  Claire L. Gaudiani*
  J. R. Greenfield*
  Burton G. Malkiel*
  Frank R. O'Keefe, Jr.*

     * by power of attorney

          THE SOUTHERN NEW ENGLAND TELEPHONE COMPANY

         SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                      (Millions of Dollars)


   COL. A        COL. B    COL. C(1)     COL. C(2)     COL. D     COL. E


                               Additions

               Balance at                Charged to               Balance
               beginning    Charged to  other accounts Deductions at end
 Description   of period    expense      - Note (a)    - Note (b) of period

Allowance for Uncollectible
  Accounts Receivable:

Year 1994      $20.4         $18.5         $5.6          $21.2        $ 23.3
Year 1993       18.7          25.3          2.3           25.9          20.4
Year 1992       15.0          30.6          3.6           30.5          18.7

(a) Includes amounts previously written off that were credited directly to this account when recovered and miscellaneous debits and credits.
(b)  Includes amounts written off as uncollectible.


                               Additions

               Balance at  Charged to   Charged to      Deductions     Balance
               beginning     expense    other accounts  -Note(a)        at end
 Description   of period                                             of period

  Restructuring Charge:

Year 1994     $335.0       $      -         $-           $75.1        $259.9
Year 1993          -          335.0          -               -         335.0

(a) Amount represents costs incurred that were charged against the restructuring reserve.



                           EXHIBIT INDEX

Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto.
Exhibits numbered 10(iii)(A)1 through 10(iii)(A)14 are management contracts or compensatory plans required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.


Exhibit
Number

3a Amended and Restated Certificate of Incorporation of the registrant as filed June 14, 1990 (Exhibit
             3a  to  1990 Form 10-K dated 3/25/91, File  No.  1-
             6654).

3b By-Laws of the registrant as amended and restated through May 11, 1988 (Exhibit 3b to 1988 Form 10-K dated 3/23/89, File No. 1-6654).

4 Indenture dated December 13, 1993 between the registrant and Shawmut Bank Connecticut, National Association, Trustee, issued in connection with the sale of $200,000,000 of 6 1/8% Medium-Term Notes, Series C, due December 15, 2003 and $245,000,000 of 7 1/4% Medium-Term Notes, Series C, due December 15, 2033.

10(iii)(A)1  SNET Short Term Incentive Plan as amended February
             8,  1995  (Exhibit 10 (iii)(A)1 to 1994 Form  10-K
             dated 3/10/95, File No. 1-9157).

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

10(iii)(A)5  SNET  Executive  Non-Qualified  Pension  Plan  and
             Excess Benefit Plan as amended November 1, 1991 (Exhibit 10-A to Form SE dated 3/20/92, File No. 1-
             9157). Amendments date December 8, 1993 (Exhibit 10(iii)(A)5 to 1993 Form 10-K dated 3/23/94, File
             No.  1-9157).   Amendment dated February  8,  1995
             (Exhibit 10(iii)(A)5 to 1994 Form 10-K dated 3/10/95, File No. 1-9157).


10(iii)(A)6  SNET  Management  Pension Plan as amended  November
             1, 1987 (Exhibit 10-C to Form SE dated 3/21/88-1, File No. 1-9157). Amendments dated September 1,
             1988 and January 1, 1989 (Exhibit 10-C to Form SE dated 3/21/89, File No. 1-9157). Amendments dated January 1, 1989 through August 6, 1989 (Exhibit 10-B to Form SE dated 3/20/90, File No. 1-9157). Amendments dated June 5, 1991 through September 25, 1991 (Exhibit 10-B to Form SE dated 3/20/92, File No. 1-9157). Amendment dated January 1, 1993 (Exhibit 10(iii)(A)6 to 1992 Form 10-K dated
             3/23/93, File No. 1-6654). Amendments dated September 8, 1993 through December 8, 1993 (Exhibit 10(iii)(A)6 to 1993 Form 10-K dated 3/23/94, File No. 1-9157). Amendments dated June 1, 1994 through November 16, 1994 (Exhibit 10(iii)(A)6 to 1994 Form 10-K dated 3/10/95, File
             No. 1-9157).

10(iii)(A)7  SNET  Incentive  Award  Deferral  Plan  as  amended
             March  1,  1993. (Exhibit 10(iii)(A)7 to 1992  Form
             10-K dated 3/23/93, File No. 1-6654).

10(iii)(A)8  SNET  Mid-Career  Pension Plan as amended  November
             1, 1991 (Exhibit 10-D to Form SE dated 3/20/92, File No. 1-9157). Amendment dated December 8, 1993 (Exhibit 10(iii)(A)8 to 1993 Form 10-K dated 3/23/94, File No. 1-9157).

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
             1993.  (Exhibit  10(iii)(A)11  to  1992  Form  10-K
             dated 3/23/93, File No. 1-6654).

10(iii)(A)12 SNET   Retirement  and  Disability  Plan  for  Non-
             Employee  Directors  as  amended  April  14,   1993
             (Exhibit  10(iii)(A)12  to  1993  Form  10-K  dated
             3/23/94, File No. 1-9157). Amendment dated January 1, 1994 (Exhibit 10(iii)(A)12 to 1994 Form 10-K dated 3/10/95, File No. 1-9157).

10(iii)(A)13 SNET  Non-Employee  Director Stock  Plan  effective
             January   1,  1994  (Exhibit  4.4  to  Registration
             Statement No. 33-51055, File No. 1-9157)

10(iii)(A)14 Description  of  SNET Executive Retirement  Savings
             Plan  (Exhibit 10(iii)(A)14 to 1993 Form 10-K dated
             3/23/94, File No. 1-9157).

12           Computation of Ratio of Earnings to Fixed Charges.

23           Consent of Independent Accountants.

24a          Powers of Attorney.

24b          Board of Directors' Resolution.

27           Financial Data Schedule

99a          Annual Report on Form 11-K for the plan year  ended
             December   31,   1994  for  the   SNET   Management
             Retirement  Savings  Plan  will  be  filed  as   an
             amendment prior to June 30, 1995.

99b          Annual Report on Form 11-K for the plan year  ended
             December  31,  1994  for the SNET  Bargaining  Unit
             Retirement  Savings  Plan  will  be  filed  as   an
             amendment prior to June 30, 1995.