Form 10-K/A
period 1994-12-31
SOUTHERN NEW ENGLAND TELEPHONE CO
filed 1995-06-08
CIK 92244

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

Commission File Number 1-6654

            THE SOUTHERN NEW ENGLAND TELEPHONE COMPANY
      (Exact name of registrant as specified in its charter)

                 Connecticut            06-0542646
             (State or other           (I.R.S. Employer
             jurisdiction of           Identification
             incorporation or          Number)
             organization)

     227 Church Street, New Haven, CT       06510
            (Address of principal        (Zip Code)
             executive offices)

                          (203) 771-5200
                 (Registrant's telephone number,
                       including area code)


Securities registered pursuant to Section 12(b) of the Act:None

Securities registered pursuant to Section 12(g) of the Act:None


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

     Amendment No. 1 to Form 10-K for the Period Ended 12/31/94

                          Exhibit Index

Exhibits identified in parentheses below, on file with the SEC, are incorporated by reference as exhibits hereto.

Exhibit
Number

99a Annual Report on Form 11-K for the SNET Management Retirement Savings Plan for the plan year ended December 31, 1994 (filed as Exhibit 99a to Form SE dated 6/7/94, File No. 1-9157).


99b Annual Report on Form 11-K for the SNET Bargaining Unit Retirement Savings Plan for the plan year ended December 31, 1994 (filed as Exhibit 99b to Form SE dated 6/7/94, File No. 1-9157).




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


Date:  June 8, 1995