Form 10-Q
period 1995-06-30
SOUTHERN NEW ENGLAND TELEPHONE CO
filed 1995-08-10
CIK 92244

               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549
                            FORM 10-Q

  (Mark One)

  X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

  For the quarterly period ended June 30, 1995.

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

  For the transition period from          to         .


  Commission File Number 1-6654


             THE SOUTHERN NEW ENGLAND TELEPHONE COMPANY
       (Exact name of registrant as specified in its charter)

                 Connecticut             06-0542646
       (State or other jurisdiction     (I.R.S. Employer
        of incorporation or             Identification
        organization)                    Number)

     227 Church Street, New Haven, CT        06510
      (Address of principal executive      (Zip Code)
       offices)

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

Form 10-Q - Part I     The Southern New England Telephone Company


       Condensed Statement of Income and Retained Earnings

                                               (Unaudited)
                             For the 3 Months Ended    For the 6 Months Ended
                                     June 30,                  June 30,
Dollars in Millions              1995     1994             1995     1994

Revenues
Local service                   $160.0   $154.3           $317.4   $306.3
Network access                    93.0     88.4            184.5    175.2
Intrastate toll                   66.5     75.9            135.6    154.9
Publishing and other              54.5     52.5            110.5    104.1
Total Revenues                   374.0    371.1            748.0    740.5

Costs and Expenses
Operating and maintenance        195.7    189.9            380.4    385.8
Depreciation and amortization     75.2     74.0            150.0    147.7
Taxes other than income           13.6     13.6             26.6     27.2
Total Costs and Expenses         284.5    277.5            557.0    560.7

Operating Income                  89.5     93.6            191.0    179.8

Interest                          13.2     13.4             26.4     27.5

Income Before Income Taxes        76.3     80.2            164.6    152.3

Income taxes                      29.5     32.4             64.3     61.4

Net Income                     $  46.8  $  47.8          $ 100.3  $  90.9

Retained Earnings, Beginning    $669.5   $592.3           $648.0   $572.2
 of Period
  Net income                      46.8     47.8            100.3     90.9
  Dividends declared to parent   (29.5)   (27.0)           (61.5)   (50.0)
Retained Earnings, End          $686.8   $613.1           $686.8   $613.1
 of Period


The accompanying notes are an integral part of these financial statements.

Form 10-Q - Part I   The Southern New England Telephone Company



                     Condensed Balance Sheet


Dollars in Millions, Except Per Share Amounts   June 30, 1995  Dec. 31, 1994
                                                 (Unaudited)
Assets
Cash and temporary cash investments               $    55.1      $    44.2
Accounts receivable, net of allowance
 for uncollectibles of $24.9 and $25.0,
 respectively                                         267.6          267.4
Materials and supplies                                  8.7            6.2
Prepaid publishing                                     38.6           39.0
Deferred income taxes                                  99.9           92.6
Prepaid taxes and other assets                         25.4           11.2
Total Current Assets                                  495.3          460.6
Telephone plant, at cost                            4,155.2        4,080.1
Less:  Accumulated depreciation                     1,637.5        1,539.2
Telephone Plant, net                                2,517.7        2,540.9
Deferred charges and other assets                     234.6          247.3
Total Assets                                       $3,247.6       $3,248.8

Liabilities and Shareholder's Equity
Accounts payable and accrued expenses             $   165.2      $   181.6
Restructuring charge - current                        162.0          145.5
Advance billings and customer deposits                 44.0           42.3
Accrued compensated absences                           34.1           34.1
Other current liabilities                              81.4           72.7
Total Current Liabilities                             486.7          476.2
Long-term debt                                        746.5          746.3
Deferred income taxes                                 453.0          458.6
Restructuring charge - long-term                       59.5          114.4
Unamortized investment tax credits                     39.4           42.9
Other liabilities and deferred credits                244.6          231.3
Total Liabilities                                   2,029.7        2,069.7
Common stock; $12.50 par value;
 30,428,596 shares issued and
 30,385,900 outstanding at each period end            380.4          380.4
Proceeds in excess of par value                       152.1          152.1
Retained earnings                                     686.8          648.0
Less:  Treasury stock 42,696 shares at                 (1.4)          (1.4)
 each period end
Total Shareholder's Equity                          1,217.9        1,179.1
Total Liabilities and Shareholder's                $3,247.6       $3,248.8
 Equity


The accompanying notes are an integral part of these financial statements.

Form 10-Q - Part I     The Southern New England Telephone Company


                Condensed Statement of Cash Flows

                                                       (Unaudited)
                                                For the Six Months Ended
                                                         June 30,
Dollars in Millions                                  1995      1994

Operating Activities
Net income                                         $ 100.3    $  90.9
Adjustments to reconcile net income to cash
 provided by operating activities:
  Depreciation and amortization                      150.0      147.7
  Effect of business restructuring                   (38.4)     (29.6)
  Change in operating assets and liabilities, net    (10.6)     (50.4)
  Other, net                                          12.8       31.6
Net Cash Provided by Operating Activities            214.1      190.2

Investing Activities
Cash expended for capital additions                 (142.5)    (111.6)
Other, net                                             1.3        (.5)
Net Cash Used by Investing Activities               (141.2)    (112.1)

Financing Activities
Cash dividends                                       (62.0)     (45.0)
Repayment of long-term debt                            -       (240.0)
Net Cash Used by Financing Activities                (62.0)    (285.0)

Increase (decrease) in cash and temporary             10.9     (206.9)
 cash investments

Cash and temporary cash investments at                44.2      214.5
 beginning of period

Cash and Temporary Cash Investments at             $  55.1    $   7.6
 End of Period

Income Taxes Paid                                  $  58.0    $  62.0
Interest Paid                                      $  26.5    $  35.0



The accompanying notes are an integral part of these financial statements.

Form 10-Q - Part I     The Southern New England Telephone Company

                  Notes To Financial Statements
                           (Unaudited)
Note 1:  Income Taxes

In the second quarter of 1995, new state income tax rates were signed into law to accelerate the reduction of rates originally enacted in 1993. The current state income tax rate of 11.25%
will  gradually  decrease to 7.5% in 2000.   In accordance  with
regulatory and tax accounting, the Telephone Company's regulatory and deferred tax assets and liabilities were appropriately adjusted for this change with no resulting impact to income tax expense.

Note 2:  Restructuring Charge

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

The original 1993 restructuring charge and costs incurred during 1994 are summarized as follows:

                                   Balance at  Costs incurred     Balance at
Dollars in Millions             Dec. 31, 1993     during 1994  Dec. 31, 1994
Employee separation costs              $160.0           $38.6         $121.4
Process and systems reengineering       145.0            35.0          110.0
Exit and other costs                     30.0             1.5           28.5
Total                                  $335.0           $75.1         $259.9

The Telephone Company incurred restructuring costs in 1995 as follows:

                                  For the Three Months    For the Six Months
Dollars in Millions                Ended June 30, 1995   Ended June 30, 1995
Employee separation costs                       $  2.1                $  4.0
Process and systems reengineering                 20.2                  33.9
Exit and other costs                                .2                    .5
Total Costs Incurred                             $22.5                 $38.4

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

Form 10-Q - Part I     The Southern New England Telephone Company


                  Notes To Financial Statements
                           (Unaudited)


Note 2:  Restructuring Charge (continued)

As of June 30, 1995, approximately 920 employees (570 management and 350 bargaining-unit employees, or 18.2% and 5.4% of the respective total workforce at the inception of the restructuring program) had left the Telephone Company under severance plans and retirement incentives. On April 21, 1995, the Connecticut Union of Telephone Workers ("CUTW") ratified a new contract which includes a voluntary "early-out offer" available to bargaining-unit employees [see Employee Relations]. The early-out offer provides enhanced pension benefits by adding six years to the age
and   the  length  of  service  of  employees  for  purposes   of
determining pension and postretirement health care benefits eligibility. The employees will also have the option to select a pension distribution method (e.g., lump sum, monthly pension or a
combination  of  both) at the time of separation.   Approximately
2,600 bargaining-unit employees, or 41.4% of the total bargaining-unit workforce, accepted the early-out offer available during July 1995. The majority of the employee separations are expected to occur in the latter half of 1995. In certain cases, the Telephone Company may stagger separation dates through June 1996 to ensure that service to customers will not be adversely affected.

Expected accumulated savings are dependent on the timing and mix of total employee separations and, based on original projections, are estimated to be $60 million, $90 million, and $110 million for 1995, 1996, and 1997, respectively. As a result of higher than expected response to the early-out offer, these estimated savings are currently being reassessed. Management continues to expect that savings will be substantially offset by costs related to the growth in business, the construction of I-SNET, a statewide information superhighway, and the cost of adding other employees with different skills.

Cash expenditures for the restructuring program are estimated to be $120 million, $75 million, and $35 million in 1995, 1996, and 1997, respectively. The early-out offer will be funded primarily by the pension and postretirement plans. Incremental capital expenditures related to the restructuring program approximated $12 million for the first six months of 1995. These items have been recorded in property, plant and equipment and will result in increased depreciation expense in future years. The Telephone Company currently anticipates total incremental capital expenditures of approximately $60 million over the remaining life of the program.

In order to maintain quality customer service while at the same time reengineer the business, the 1993 restructuring program is expected to extend into 1997, rather than be completed by 1996 as originally intended. It is also possible that shifts within reserve categories may occur. In addition, as a result of higher than expected response to the early-out offer, total employee separations under the restructuring program are expected to increase to approximately 3,700 employees from the original estimate of 2,400 employees. Management is in the process of evaluating whether an additional provision for employee separations is required. A final determination is expected to be made in the fourth quarter of 1995 when the majority of the affected employees are actually separated.

Form 10-Q - Part I     The Southern New England Telephone Company


                  Notes To Financial Statements
                           (Unaudited)

Note 3:  Litigation

On June 14, 1995, a U.S. District Court decision was issued in favor of the Department of Labor against the Corporation and the Telephone Company. The decision held that the Corporation and the Telephone Company violated certain sections of the Fair Labor Standards Act and were liable for back wages and liquidated damages. A decision assessing the exact amount to be paid to employees is pending. The Corporation and the Telephone Company are appealing this decision. The Telephone Company has recorded a liability of $11.0 million as its anticipated cost of total damages for this and other litigation matters, which was charged to operating and maintenance expenses in the second quarter of 1995.

Form 10-Q - Part I     The Southern New England Telephone Company


        Management's Discussion and Analysis of Financial
               Condition and Results of Operations


Comparison of six months ended June 30, 1995 vs. six months ended
June 30, 1994

Revenues and Sales

Local service revenues increased $11.1 million, or 3.6%, due primarily to growth experienced in access lines in service. Access lines in service grew 2.9% to approximately 2,041,000 at June 30, 1995 from approximately 1,984,000 at June 30, 1994. Also contributing to the increase in local service revenues was an  increase  in  subscriptions  to  premium  services,  such  as
SmartLink[R].   In  addition, revenues from  maintenance  of  inside
wiring for residence customers increased due to increased rates effective January 1995.

Network access revenues, generated primarily from interstate and intrastate services, increased $9.3 million, or 5.3%. Interstate access revenues increased $4.4 million due primarily to an increase in interstate minutes of use of approximately 4%. Partially offsetting the impact of the increase in minutes of use was a decrease in interstate access tariff rates implemented on July 1, 1994, in accordance with the Telephone Company's 1994 annual Federal Communications Commission ("FCC") filing under price cap regulation. In addition, intrastate access revenues increased $4.9 million due mainly to an increase in intrastate minutes of use as a result of growth in competition for intrastate long-distance services.

Intrastate toll revenues, which include revenues primarily from toll and WATS services, decreased $19.3 million, or 12.5%. Toll message revenues decreased $14.3 million due primarily to reduced intrastate toll rates and decreased volume. The decline in rates was attributable to the introduction of several discount calling plans in 1994 that provide competitive options to business and residence customers. Toll message volume decreased 3.8% primarily as a result of increased competition offset partially by the migration of customers from WATS services. WATS revenues decreased $3.6 million due primarily to lower message volume resulting from the shift to lower priced services and the impact of competition.

Publishing and other revenues increased $6.4 million, or 6.1%. Publishing and other revenues include: directory advertising; billing and collections and other non-access services rendered on behalf of interexchange carriers; provision for the Telephone Company's uncollectible accounts receivable; and miscellaneous revenues. Other non-access services rendered on behalf of interexchange carriers and lower provision for uncollectible accounts receivable for the Telephone Company's residence, business and directory customers contributed to the increase in other revenues.

Operating and Maintenance

Operating and maintenance expenses are comprised primarily of employee-related costs, including wages and employee-benefit
costs.   Cost of services and general and administrative expenses
represent the remaining portion of these expenses.  Operating and
maintenance expenses decreased $5.4 million, or 1.4%.   Excluding
an $11.0 million before-tax charge resulting primarily from a court ruling on the Telephone Company's labor practices, operating and maintenance expenses decreased $16.4 million, or 4.3%.

Form 10-Q - Part I     The Southern New England Telephone Company


        Management's Discussion and Analysis of Financial
               Condition and Results of Operations


Comparison of six months ended June 30, 1995 vs. six months ended
June 30, 1994

Employee-related costs increased approximately $3 million due primarily to a 5.0% wage rate increase for bargaining-unit employees effective October 1994 in accordance with the 1992 CUTW contract, and to a lesser extent, an average 4.0% salary increase for management employees effective April 1994. Also contributing to the increase in employee-related costs was an increase in overtime payments. The impact of a 1.7% decrease in the average work force partially offset these increases. Cost savings associated with the restructuring program are anticipated to continue as additional employee separations are expected to occur in the latter half of 1995 [see Note 2].

Operating  and  maintenance expenses, excluding  employee-related costs  and  the  litigation charge, decreased  approximately  $19
million.   The  decrease  was due primarily  to  cost-containment
efforts in areas such as contract services and publishing.

Depreciation and Amortization

Depreciation and amortization expense increased $2.3 million, or 1.5%. This increase was due primarily to revised depreciation rate schedules for the Telephone Company's intrastate plant, as approved by the Connecticut Department of Public Utility Control ("DPUC"), effective January 1, 1995. Higher levels of property, plant and equipment also contributed to the increase.

Interest Expense

Interest expense decreased $1.1 million, or 4.0% due primarily to a  decrease  in  average debt outstanding  of  approximately  $63 million.

Income Taxes

The combined federal and state effective tax rate for 1995 was 39.1% compared with 40.3% for 1994. The effective tax rate decreased due primarily to the recognition of an enacted state income tax credit related to personal property taxes paid on certain data processing equipment.

Form 10-Q - Part I     The Southern New England Telephone Company


        Management's Discussion and Analysis of Financial
               Condition and Results of Operations


Comparison of balances as of June 30, 1995 vs. December 31, 1994

Deferred Charges, Leases and Other Assets

Deferred charges, leases and other assets decreased $12.7 million
due  primarily  to  a  decrease in the  regulatory  asset.   This
decrease was primarily the result of the change in state income tax rates.

Accounts Payable and Accrued Expenses

Accounts payable decreased $16.4 million due primarily to the timing of payments of accounts payable.

Other Liabilities and Deferred Credits

Other  liabilities and deferred credits increased  $13.3  million
due  primarily to an increase in the regulatory liability.   This
increase was primarily the result of the change in state income tax rates.

Liquidity and Capital Resources

The Telephone Company generated cash flows from operations of $214.1 million during the six months ended June 30, 1995 as compared with $190.2 million during the six months ended June 30, 1994. The primary use of corporate funds continued to be capital expenditures.

For the six months ended June 30, 1995, cash outlays related to the Telephone Company's restructuring charge recorded in December
1993  amounted  to  $33.5  million.   Substantially  all  of  the
expenditures related to incremental costs incurred for executing numerous reengineering programs during the first half of 1995. These expenditures were funded from cash flows from operations. Management anticipates that cash expenditures for the restructuring program will approximate $120 million, $75 million, and $35 million in 1995, 1996 and 1997, respectively, and will be funded from operations. The early-out offer will be funded primarily by the pension and postretirement plans.

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

Form 10-Q - Part I     The Southern New England Telephone Company


        Management's Discussion and Analysis of Financial
               Condition and Results of Operations


The DPUC has conducted, and is conducting, a number of proceedings, in two phases, to implement the Act. In the competitive phase, the DPUC is addressing competition in the areas of: local exchange service; alternative operator services and customer owned coin operated telephone service; universal service and lifeline program policy issues; unbundling of local exchange carriers' ("LECs") local networks; and reclassification of LECs' products and services into competitive, emerging competitive and noncompetitive categories. During the alternative regulation phase, also underway, the Telephone Company submitted to the DPUC on June 19, 1995 an alternative regulation plan that will replace rate of return regulation with price regulation for non-competitive and emerging competitive services. The plan also indicates that the Telephone Company will not increase the price of local service before 1998. In addition, the alternative regulation phase will involve a complete financial review of the Telephone Company and will address cost of service, capital recovery and service standards.

At this time, two telecommunication providers have been granted certificate of public convenience and necessity for local service. Two additional applications are pending before the DPUC. Local service competition is expected to begin by the end of 1995 under the framework resulting from the state regulation initiatives discussed below.

Since the July 1, 1993 effective date of "10XXX" competition, over 65 telecommunications providers have received approval from the DPUC to offer "10XXX" or other competitive intrastate long-distance services. In addition, over 35 companies have filed for initial certificates of public convenience and necessity and are awaiting DPUC approval. Increasing competition in intrastate long-distance service and the Telephone Company's reduction in intrastate toll rates will continue to place significant downward pressure on the Telephone Company's intrastate toll revenues as will the implementation of intrastate equal access, which is required to be implemented for all dual preferred interexchange carrier capable switches no later than December 1, 1996.

Since the introduction of "10XXX" competition, major carriers have increased their marketing efforts in Connecticut to sell intrastate long-distance services primarily to residential customers. In response to major carriers and other competitors' efforts, the Telephone Company has undertaken a number of initiatives. The Telephone Company remains focused on providing excellent customer service and quality products and has made several changes to its product lines. During the latter part of 1994 and the beginning of 1995, the Telephone Company added several new discount calling plans to its existing High Volume Discount Toll service offering. Additionally, the Telephone Company, working with its affiliate SNET America, realigned its discount and rate structures to provide the Connecticut customer with a seamless toll service product line which includes a discount structure that can be applied to intrastate, interstate and international calling each month.

Management expects to see continued movement toward a fully competitive telecommunications marketplace, both on an interexchange and intraexchange basis. The Telephone Company's ability to compete is dependent upon regulatory reform that will allow pricing flexibility to meet competition and provide a level playing field with similar regulation for similar services and with reduced regulation to reflect an emerging competitive marketplace. The Act and regulatory proceedings that flow from it should produce a telecommunications marketplace in Connecticut that, by providing equal opportunity to all competitors, will work to benefit Connecticut consumers.

Form 10-Q - Part I    The Southern New England Telephone Company


        Management's Discussion and Analysis of Financial
               Condition and Results of Operations



Regulatory Matters

State Regulation Initiatives

On June 15, 1995, the Telephone Company filed a tariff with the DPUC to offer unbundled loops and ports and interconnection arrangements of loops and ports to certified local exchange providers ("CLECs"). These services provide CLECs with an opportunity to purchase individual local service functions to meet their local exchange certification requirements. A final
DPUC decision and offering is expected by the latter part of 1995.

On July 5, 1995, the Telephone Company filed a tariff with the DPUC to offer wholesale local service and certain related features. The service provides CLECs with an alternative to building facilities or constructing a ubiquitous network to meet their coverage obligations. A final DPUC decision and offering is expected by the latter part of 1995.

Federal Regulation Initiatives

The FCC adopted an interim plan in 1995 for interstate access rates requiring the LECs to adopt higher productivity targets into their rates. The interim plan requires LECs to chose from among three productivity factors (4.0%, 4.7% or 5.3%). These factors are subtracted from inflation-based price increases allowed each year to account for increasing productivity. If either the 4.0% or 4.7% factor is chosen, LECs must share 50% of earnings above a 12.25% rate of return. In addition, all earnings above 13.25% and 16.25%, respectively, will be returned. If the 5.3% factor is chosen, all earnings can be retained without sharing. In addition, companies are required to reinitialize their price cap index ("PCI") on a one-time downward basis of 0.7% for each year they elected the 3.3% factor up to a 2.8% maximum. The Telephone Company has maintained its selection of the 3.3% productivity factor each year since entering price cap regulation in 1991. Accordingly, the Telephone Company is required to reinitialize its PCI downward by 2.8%. A further notice will be issued to address price cap changes to respond to competition.

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

Form 10-Q - Part I     The Southern New England Telephone Company


        Management's Discussion and Analysis of Financial
               Condition and Results of Operations


On March 9, 1995, the Telephone Company filed proposed tariffs with both the FCC and DPUC to establish rates for its market test of Video Dialtone ("VDT") trial service. Approval of these tariffs by the respective regulatory agencies will allow the Telephone Company to charge its customers for services in the West Hartford area and expanded trial area within Connecticut. The FCC recently limited its jurisdiction over VDT to the provision of transport of video communications that have been transmitted over radio waves or across state lines. Consequently, the Telephone Company filed a state tariff for video-on-demand, enhanced pay-per-view and broadcast services originating within the state. The Telephone Company's tariffs initially cover analog services based upon currently available technology. The Telephone Company intends to deploy digital equipment when technically feasible and economically reasonable. On June 28, 1995, the DPUC approved the Telephone Company's tariff for the VDT trial service. FCC approval is expected in the latter part of 1995.

On April 28, 1995, the Telephone Company filed with the FCC an application to construct, operate, own, and maintain facilities used to provide commercial VDT service in the State of
Connecticut. The proposed system, if approved, would be constructed over the next 15 years and would eventually reach all customers throughout the Telephone Company's service area.

On January 19, 1994, the Telephone Company filed suit in the U.S. District Court ("Court") in New Haven requesting the Court find that the Cable Communications Policy Act of 1984 violates the Telephone Company's First and Fifth Amendment rights. On April 28, 1995, the Court ruled in favor of the Telephone Company, pending further court actions, by allowing the Telephone Company to provide in-territory cable programming and to own more than 5% of any company that provides cable programming in its local service area.

Effects of Regulatory Accounting

The Telephone Company gives accounting recognition to the actions of regulatory authorities where appropriate, as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 71 "Accounting for the Effects of Certain Types of Regulation." Under SFAS No. 71, the Telephone Company records certain assets and liabilities because of actions of regulatory authorities. More significantly, amounts charged to operations for depreciation expense reflect estimated lives and methods prescribed by regulatory authorities rather than those consisting of useful and economic lives that might otherwise apply to unregulated enterprises. In the event that the Telephone Company no longer meets the criteria for following SFAS No. 71, the accounting impact to the Telephone Company would be an extraordinary non-cash charge to operations of a material amount. The Telephone Company continues to review the criteria set forth in SFAS No. 71 and has determined that the continuing application of the regulatory accounting standard is appropriate at this time.

Form 10-Q - Part I     The Southern New England Telephone Company


        Management's Discussion and Analysis of Financial
               Condition and Results of Operations


Employee Relations

On April 21, 1995, a new labor contract was ratified by members of the CUTW. As part of the new contract, a voluntary "early-out offer" was available to bargaining-unit employees during July 1995 and subsequent dates, when considered necessary, during the life of the contract. The early-out offer provides additional incentives in the form of enhanced pension benefits. Bargaining-unit employees leaving under the offer will receive increased pensions of between 35% and 45%. CUTW members who remain with the Telephone Company will receive a 4.0% wage rate increase in January 1996 and a 3.0% wage rate increase in both January 1997 and January 1998. In addition, the contract also provides a sign-
on  bonus and health benefit and pension enhancements.   The  new
agreement replaced the existing contract which was scheduled to expire on August 5, 1995 and will be in effect until August 8,
1998.   The  contract is intended to keep layoffs  to  a  minimum
while enabling the Telephone Company to position itself to meet increasing competition through downsizing efforts.

Form 10-Q - Part II     The Southern New England Telephone Company


                  PART II  -  OTHER INFORMATION


Item 1.   Legal Proceedings

          There were no material developments in the second quarter of 1995.

Item 6.   Exhibit and Reports on Form 8-K

     (a)  Exhibit

          (27) Financial Data Schedule

     (b)  Reports on Form 8-K

          On April 21, 1995, the Telephone Company filed a report on Form 8-K, dated April 20, 1995 announcing the Corporation's financial results for the first quarter of 1995.

          On May 19, 1995, the Telephone Company filed a report on Form 8-K, dated May 18, 1995, announcing that the Telephone Company gave notice of intent to file with the DPUC an application for approval of a plan for alternative regulation. The filing will also include financial data to enable the DPUC to conduct a financial review of the Telephone Company. The Telephone Company stated that it is not seeking to increase the price of local service.

          On  July 25, 1995, the Telephone Company filed a report on
          Form   8-K,   dated   July  24,   1995   announcing   the
          Corporation's financial results for the second quarter of 1995.

Form 10-Q - Part II     The Southern New England Telephone Company





                           Signatures




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     The Southern New England Telephone Company


August 10, 1995



               /s/ J. A. Sadek
                   J. A. Sadek
                   Vice President and Comptroller