Form 10-Q
period 1995-09-30
SOUTHERN NEW ENGLAND TELEPHONE CO
filed 1995-11-08
CIK 92244

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549
                            FORM 10-Q

  (Mark One)

  X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

  For the quarterly period ended September 30, 1995.

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

Form 10-Q - Part I   The Southern New England Telephone Company


       Condensed Statement of Income and Retained Earnings

                                          (Unaudited)
                          For the 3 Months Ended    For the 9 Months Ended
                               September 30,             September 30,
Dollars in Millions            1995     1994            1995     1994

Revenues
Local service                 $161.8   $156.0         $479.2    $462.3
Network access                  91.8     88.7          276.3     263.9
Intrastate toll                 66.4     72.8          202.0     227.7
Publishing and other            64.0     50.1          174.5     154.2
Total Revenues                 384.0    367.6        1,132.0   1,108.1

Costs and Expenses
Operating and maintenance      192.9    190.8          573.3     576.6
Depreciation and amortization   75.6     74.3          225.6     222.0
Taxes other than income         14.0     13.2           40.6      40.4
Total Costs and Expenses       282.5    278.3          839.5     839.0

Operating Income               101.5     89.3          292.5     269.1


Interest                        13.1     13.2           39.5      40.7

Income Before Income Taxes      88.4     76.1          253.0     228.4

Income taxes                    32.8     30.7           97.1      92.1

Net Income                   $  55.6  $  45.4        $ 155.9  $  136.3

Retained Earnings, Beginning  $686.8   $613.1         $648.0    $572.2
 of Period
  Net income                    55.6     45.4          155.9     136.3
  Dividends declared to parent (28.9)   (28.0)         (90.4)    (78.0)
Retained Earnings, End        $713.5   $630.5         $713.5    $630.5
 of Period


The accompanying notes are an integral part of these financial statements.

Form 10-Q - Part I   The Southern New England Telephone Company



                     Condensed Balance Sheet


Dollars in Millions                    September 30, 1995  December 31, 1994
                                           (Unaudited)
Assets
Cash and temporary cash investments       $    56.4          $    44.2
Accounts receivable, net of allowance
 for uncollectibles of $25.7 and $25.0,
 respectively                                 292.9              267.4
Materials and supplies                         10.2                6.2
Prepaid publishing                             37.4               39.0
Deferred income taxes                          51.9               92.6
Prepaid taxes and other assets                 28.7               11.2
Total Current Assets                          477.5              460.6
Telephone plant, at cost                    4,205.1            4,080.1
Less:  Accumulated depreciation             1,689.6            1,539.2
Telephone Plant, net                        2,515.5            2,540.9
Deferred charges and other assets             189.0              247.3
Total Assets                               $3,182.0           $3,248.8

Liabilities and Shareholder's Equity
Accounts payable and accrued expenses     $   172.6          $   181.6
Restructuring charge - current                 47.8              145.5
Advance billings and customer deposits         46.2               42.3
Accrued compensated absences                   34.1               34.1
Other current liabilities                      87.2               72.7
Total Current Liabilities                     387.9              476.2
Long-term debt                                746.5              746.3
Deferred income taxes                         410.8              458.6
Restructuring charge - long-term               18.6              114.4
Unamortized investment tax credits             37.7               42.9
Other liabilities and deferred credits        335.9              231.3
Total Liabilities                           1,937.4            2,069.7
Common stock; $12.50 par value;
 30,428,596 shares issued and 30,385,900
 outstanding at each period end               380.4              380.4
Proceeds in excess of par value               152.1              152.1
Retained earnings                             713.5              648.0
Less:  Treasury stock 42,696 shares at
 each period end                               (1.4)              (1.4)
Total Shareholder's Equity                  1,244.6            1,179.1
Total Liabilities and Shareholder's
 Equity                                    $3,182.0           $3,248.8


The accompanying notes are an integral part of these financial statements.

Form 10-Q - Part I   The Southern New England Telephone Company


                Condensed Statement of Cash Flows

                                                       (Unaudited)
                                                  For the 9 Months Ended
                                                      September 30,
Dollars in Millions                                 1995         1994

Operating Activities
Net income                                         $155.9       $  136.3
Adjustments to reconcile net income to cash
 provided by operating activities:
  Depreciation and amortization                     225.6          222.0
  Restructuring payments                            (61.7)         (41.0)
  Change in operating assets and liabilities, net   (15.8)          (4.3)
  Other, net                                         14.9            7.5
Net Cash Provided by Operating Activities           318.9          320.5

Investing Activities
Cash expended for capital additions                (215.8)        (161.1)
Other, net                                             .6           (3.3)
Net Cash Used by Investing Activities              (215.2)        (164.4)

Financing Activities
Cash dividends                                      (91.5)         (72.0)
Repayment of long-term debt                            -          (240.0)
Other, net                                             -             (.1)
Net Cash Used by Financing Activities               (91.5)        (312.1)

Increase (decrease) in cash and temporary            12.2         (156.0)
 cash investments

Cash and temporary cash investments at               44.2          214.5
 beginning of period

Cash and Temporary Cash Investments at            $  56.4    $      58.5
 End of Period

Income Taxes Paid                                 $  94.4    $      86.0
Interest Paid                                     $  36.7    $      45.1


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

In April 1995, the Telephone Company ratified a contract with the Connecticut Union of Telephone Workers ("CUTW") which included a voluntary "early-out offer" [see Employee Relations]. The early-out offer provided enhanced pension benefits by adding six years to the age and to the length of service of employees for purposes of determining pension and postretirement health care benefits eligibility. The employees also had the option to select a pension distribution method (e.g., lump-sum, monthly pension or a combination of both) at the time of separation. The early-out offer was available to the bargaining-unit work force during July 1995 and approximately 2,600 employees, or 41.4% of the total bargaining-unit work force, accepted the offer. As a result of the early-out offer, total employee separations under the restructuring program are expected to approximate up to 4,000 employees.

The enhanced pension and postretirement benefits under the early-out offer are expected (from now until June of 1996) to result in a total non-cash charge of approximately $77 million, net of settlement gains of approximately $97 million. In the third quarter of 1995, a non-cash net charge of $132 million was recorded. The charge included pension enhancements and curtailment losses of $151 million to reflect the acceptance of the early-out offer and settlement gains of $19 million to account for the estimated lump-sum pension payments made for employee separations during the third quarter. Future adjustments to the restructuring charge are expected to include a postretirement curtailment loss of $23 million and a settlement gain of $57 million in the fourth quarter of 1995 and a settlement gain of $21 million in the first half of 1996.

A summary of costs incurred in 1995 under the restructuring program is as follows:

                                For the 3 Months            For the 9 Months
Dollars in Millions Ended September 30, 1995 Ended September 30, 1995 Employee separation
 costs                                    $133.8                      $137.8
Process and systems
 reengineering                              19.7                        53.6
Exit and other costs                         1.6                         2.1
Total Costs Incurred                      $155.1                      $193.5

Form 10-Q - Part I   The Southern New England Telephone Company

                  Notes To Financial Statements
                           (Unaudited)

Note 1:  Restructuring Charge (con't)

Costs incurred for employee separations included payments for severance, unused compensated absences and health care continuation, as well as the non-cash net charge discussed previously. Process and systems reengineering costs included incremental costs incurred in connection with the execution of numerous reengineering programs involving network operations, customer service, repair and support processes. Exit and other costs included expenses related to the initial phase of redesigning work space requirements due to downsizing.

To date, the Telephone Company has implemented network operations, customer service, repair and support programs and developed new processes to substantially reduce the costs of business while significantly improving quality and customer service. The initial installation and ongoing development of these new integrated processes have enabled the Telephone Company to increase its responsiveness to customer specific needs and to eliminate certain current labor-intensive interfaces between the existing systems.

As of September 30, 1995, approximately 1,540 employees (660 management and 880 bargaining-unit employees, or 21.0% and 13.6% of the respective total work force at the inception of the restructuring program) left the Telephone Company under severance plans and retirement incentives. Of the total, approximately 500 bargaining-unit employees left under the early-out offer. Approximately 2,110 employees will leave under the early-out offer during the next three quarters (1,530 employees in the fourth quarter of 1995 and 580 employees in the first half of
1996). The Telephone Company staggered separation dates through June 1996 to ensure that service to customers would not be adversely affected.

The Telephone Company anticipates savings of approximately $120 million from total employee separations since the inception of the restructuring program. These savings are net of costs of permanent and provisional employees filling core positions and positions in areas being reengineered. To date, savings of approximately $40 million have been realized. These anticipated savings will also be substantially offset by costs related to the growth in business, the construction of I-SNET (a statewide information superhighway) and the cost of adding other employees with different skills.

Cash expenditures for the restructuring program are estimated to be $95 million and $85 million in 1995 and 1996, respectively. The early-out offer will be funded primarily by the pension and postretirement plans. Incremental capital expenditures related to the restructuring program approximated $20 million for the first nine months of 1995. These items were recorded in property, plant and equipment and will result in increased depreciation expense in future years. The Telephone Company currently anticipates total incremental capital expenditures of approximately $50 million over the remaining life of the program.

The Telephone Company determined that no additional provision for employee separations is required as a result of evaluating the net impact of the early-out offer on the restructuring charge. The response to the early-out offer also accelerated work force level objectives, therefore; the utilization of the restructuring charge is expected to be completed in 1996. It is also expected that shifts within reserve categories may occur. The Telephone Company believes that the restructuring charge balance of $66.4 million as of September 30, 1995 plus the expected net adjustments of approximately $55 million, discussed previously, are adequate for future estimated costs under the 1993 restructuring program.

Form 10-Q - Part I   The Southern New England Telephone Company


                  Notes To Financial Statements
                           (Unaudited)

Note 2:  Income Taxes

In the second quarter of 1995, new state income tax rates were enacted to accelerate the reduction of current rates. The current state income tax rate of 11.25% will gradually decrease to 7.5% in 2000. In accordance with regulatory and tax accounting, the Telephone Company's regulatory and deferred tax assets and liabilities were appropriately adjusted for this change with no resulting impact to income tax expense.

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

Form 10-Q - Part 1   The Southern New England Telephone Company

        Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Comparison of nine months ended September 30, 1995 vs. nine months ended September 30, 1994

Revenues and Sales

Local service revenues increased $16.9 million, or 3.7%, due primarily to growth experienced in access lines in service. Access lines in service grew 2.9% to approximately 2,055,700 at September 30, 1995 from approximately 1,996,900 at September 30,
1994.   Also  contributing  to  the  increase  in  local  service
revenues was an increase in subscriptions to premium services, such as SmartLink[R]. In addition, revenues from maintenance of inside wiring for residence customers increased due to increased rates effective January 1995.

Network access revenues, generated primarily from interstate and intrastate services, increased $12.4 million, or 4.7%. Interstate access revenues increased $5.5 million due primarily to an increase in interstate minutes of use of approximately 5% and growth in access lines in service, discussed above. These increases were partially offset by decreases in interstate access tariff rates. These decreases, effective July 1, 1994 and August 1, 1995, were in accordance with the Telephone Company's annual FCC filings under price cap regulation for 1994 and 1995, respectively. In addition, intrastate access revenues increased $6.9 million due primarily to an increase in intrastate minutes of use as a result of growth in competition for intrastate long-distance services.

Intrastate toll revenues, which include revenues primarily from toll and WATS services, decreased $25.7 million, or 11.3%. Toll message revenues decreased $19.7 million due primarily to reduced intrastate toll rates and decreased volume. The decline in rates was attributable to the introduction of several discount calling plans in 1994 that provide competitive options to business and residence customers. Toll message volume decreased 3.7% primarily as a result of increased competition offset partially by the migration of customers from WATS services. WATS revenues decreased $4.6 million due primarily to lower message volume resulting from the shift to lower priced services and the impact of competition.

Publishing and other revenues increased $20.3 million, or 13.2%. Publishing and other revenues include: directory advertising; billing and collections and other non-access services rendered on behalf of interexchange carriers; provision for the Telephone Company's uncollectible accounts receivable; and miscellaneous revenues. Other non-access services rendered on behalf of interexchange carriers, interest income from invested cash balance and lower provision for uncollectible accounts receivable for the Telephone Company's residence, business and directory customers contributed to the increase in other revenues.

Operating and Maintenance

Operating and maintenance expenses are comprised primarily of employee-related costs, including wages and benefits. Cost of services and general and administrative expenses represent the remaining portion of these expenses. Operating and maintenance expenses decreased $3.3 million, or 0.6%. Excluding an $11.0 million before-tax charge associated primarily with a court ruling on the Telephone Company's labor practices, operating and maintenance expenses decreased $14.3 million, or 2.5%.

Form 10-Q - Part I   The Southern New England Telephone Company



        Management's Discussion and Analysis of Financial
               Condition and Results of Operations


Comparison of nine months ended September 30, 1995 vs. nine months ended September 30, 1994


Operating and Maintenance (cont.)

Operating  and  maintenance expenses, excluding  employee-related costs  and  the  litigation charge, decreased  approximately  $17
million.   The  decrease  was due primarily  to  cost-containment
efforts in areas such as contract services and publishing.

Employee-related costs increased approximately $3 million due primarily to a 5.0% wage rate increase for bargaining-unit employees effective October 1994 in accordance with the 1992 CUTW contract, and to a lesser extent, an average 4.0% salary increase for management employees effective April 1994. The impact of a 2.2% decrease in the average work force partially offset these increases. Cost savings associated with the restructuring program are anticipated to continue as additional employee separations are expected to occur through June 1996 [see Note 1].

Depreciation and Amortization

Depreciation and amortization expense increased $3.6 million, or 1.6%. This increase was due primarily to revised depreciation rate schedules for the Telephone Company's intrastate plant, as approved by the Connecticut Department of Public Utility Control ("DPUC"), effective January 1, 1995. Higher levels of property, plant and equipment also contributed to the increase.

Interest Expense

Interest expense decreased $1.2 million, or 2.9% due primarily to a  decrease  in  average debt outstanding  of  approximately  $43 million.

Income Taxes

The combined federal and state effective tax rate for 1995 was 38.4% compared with 40.3% for 1994. Income taxes in 1995 included an adjustment made to reflect the settlement of tax matters. In addition, a state income tax credit was recognized related to personal property taxes paid on certain data processing equipment.

Form 10-Q - Part I   The Southern New England Telephone Company


        Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Comparison of balances as of September 30, 1995 vs. December 31, 1994

Accounts receivable

Accounts receivable increased $25.5 million due primarily to timing of cash collections of the Telephone Company's accounts receivable.

Deferred income taxes

Deferred income taxes (current asset) decreased $40.7 million due primarily to costs incurred during 1995 under the restructuring program [see Note 1].

Prepaid taxes and other assets

Prepaid taxes and other assets increased $17.5 million due primarily to an increase in prepaid property taxes. The increase in prepaid property taxes is a result of the Telephone Company's annual payment of property taxes in March 1995. The prepaid property taxes will be amortized over the remainder of 1995.

Deferred charges, leases and other assets

Deferred charges, leases and other assets decreased $58.3 million. In connection with the early-out offer, a net pension curtailment loss was recognized and charged against the restructuring reserve in the third quarter of 1995 [see Note 1]. This adjustment resulted in the reclassification of the bargaining-unit prepaid pension asset to an accrued pension liability. A decrease in the regulatory asset, due mainly as the result of the change in state tax rates, also contributed to the decrease.

Other liabilities and deferred credits

Other liabilities and deferred credits increased $104.6 million due primarily to an increase in the accrued pension liability caused by the reclassification of the bargaining-unit prepaid pension asset to an accrued liability discussed previously.

Liquidity and Capital Resources

The Telephone Company generated cash flows from operations of $318.9 million during the nine months ended September 30, 1995 as compared with $320.5 million during the nine months ended September 30, 1994. The primary use of corporate funds continued to be capital expenditures.

For the nine months ended September 30, 1995, cash outlays related to the Telephone Company's restructuring charge recorded in December 1993 amounted to $61.7 million. Substantially all of the expenditures related to incremental costs incurred for executing numerous reengineering programs during the first three quarters of 1995. These expenditures were funded from cash flows from operations. Management anticipates that cash expenditures for the restructuring program will approximate $95 million and $85 million in 1995 and 1996, respectively, and will be funded from operations. The early-out offer will be funded primarily by the pension and postretirement plans.

Form 10-Q - Part I   The Southern New England Telephone Company


        Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Competition

On May 26, 1994, Public Act 94-83 ("Act") was enacted providing a new regulatory framework for the Connecticut telecommunications industry. The Act, which took effect on July 1, 1994, represents a broad strategic response to the changes facing the telecommunications industry in Connecticut based on the premise that broader participation in the Connecticut telecommunications market will be more beneficial to the public than will broader regulation. The Act opens Connecticut telecommunications services to full competition, including local phone service currently provided primarily by the Telephone Company, and encourages the DPUC to adopt alternative forms of regulation for telephone companies, including the Telephone Company's non-competitive and emerging competitive services.

The DPUC has conducted, and is conducting, a number of proceedings, in two phases, to implement the Act. In the competitive phase, the DPUC addressed competition in the areas of: local exchange service; alternative operator services and customer owned coin operated telephone service; universal service and lifeline program policy issues; unbundling of local exchange carriers' ("LECs") local networks; and reclassification of LECs' products and services into competitive, emerging competitive and non-competitive categories. During the alternative regulation phase, currently underway, the Telephone Company submitted to the DPUC on June 19, 1995 an alternative regulation plan that will replace rate of return regulation with price regulation for non-competitive and emerging competitive services. The plan also indicates that the Telephone Company will not increase the price of local service before 1998. In addition, the alternative regulation phase will involve a complete financial review of the Telephone Company and will address cost of service, capital recovery and service standards. A final decision from the DPUC is expected in early 1996.

At this time, four telecommunication providers have been granted a certificate of public convenience and necessity for local service and two additional applications are pending before the DPUC. In addition, on October 26, 1995, AT&T publicly announced that it will apply with the DPUC to provide local phone service throughout most of Connecticut. AT&T is expected to be a formidable provider of local phone service initially to business customers. The effect of increased competition on the Corporation's results of operations cannot be predicted at this time. While some customers will purchase services from competitors, the Corporation expects that usage of its network will increase and that increased network revenues will partially offset loss of revenues from end-user customers. Local service competition is expected to begin by the end of 1995 under the framework resulting from the state regulation initiatives currently underway.

Since the July 1, 1993 effective date of "10XXX" competition, over 70 telecommunications providers have received approval from the DPUC to offer "10XXX" or other competitive intrastate long-distance services. In addition, over 40 companies have filed for initial certificates of public convenience and necessity and are awaiting DPUC approval. Increasing competition in intrastate long-distance service and the Telephone Company's reduction in intrastate toll rates will continue to place significant downward pressure on the Telephone Company's intrastate toll revenues as will the implementation of intrastate equal access, which is required to be implemented for all dual preferred interexchange carrier capable switches no later than December 1, 1996. Since the introduction of "10XXX" competition, major carriers have increased their marketing efforts in Connecticut to sell intrastate long-distance services primarily to residential customers. In response to major carriers and other competitors' efforts, the Telephone Company has undertaken a number of initiatives. The Telephone Company remains focused on providing excellent customer service and quality products and has made several changes to its product lines. Throughout 1995, the Telephone

Form 10-Q - Part I   The Southern New England Telephone Company


        Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Company  has enhanced several discount calling plans in its  High
Volume   Discount  Toll  service  offering.   Additionally,   the
Telephone Company, working with its affiliate SNET America, realigned its discount and rate structures to provide Connecticut customers with SNET All Distance[R], a seamless toll service product line which includes a discount structure that can be applied to intrastate, interstate and international calling each month.

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

Federal Regulation Initiatives

In 1995, the FCC adopted an interim plan for interstate access rates requiring the LECs to incorporate higher productivity targets into their rates. The interim plan requires LECs to choose from among three productivity factors: 4.0%, 4.7% or 5.3%. These factors are subtracted from inflation-based price increases allowed each year to account for increasing productivity. If either the 4.0% or 4.7% factor is chosen, LECs must share 50% of earnings above a 12.25% rate of return. In addition, all earnings above 13.25% and 16.25%, respectively, will be returned. If the 5.3% factor is chosen, all earnings can be retained without sharing. In addition, companies are required to reinitialize their price cap index ("PCI") on a one-time basis by reducing the PCI by 0.7% for each prior year in which they elected the 3.3% factor. The maximum PCI reduction over the four year price cap period would therefore be 2.8%. The Telephone Company has elected a 3.3% productivity factor each year since entering price cap regulation in 1991. Accordingly, the Telephone Company is required to reinitialize its PCI downward by 2.8%.

In September 1995, the FCC released a Further Notice of Proposed Rulemaking that sought comment on changes to the established price cap plan including productivity measurements, sharing, common line formula and exogenous costs. The FCC is expected to adopt new price cap rules in 1996.

The Telephone Company's 1995 annual interstate access tariff filing under price cap regulation took effect August 1, 1995. The Telephone Company elected a 4.0% productivity factor and will be allowed to earn up to a 12.25% interstate rate of return annually before any sharing is required. This filing is expected to decrease interstate network access revenues by approximately $10 million for the period August 1, 1995 to June 30, 1996. Management expects this decrease to be at least partially offset by increased demand.

On September 1, 1995, the Telephone Company filed a request to amend its previously approved application to expand its marketing trial of providing video dialtone service to an additional 150,000 homes in two counties in Connecticut. In the new application, the Telephone Company focused on key issues related to providing capacity to video programmers at a time when digital capacity is not commercially viable or technically available.

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

On February 10, 1995, the Telephone Company filed with the DPUC its depreciation reserve studies indicating its intrastate deficiency in accumulated depreciation could be as much as $744 million based on telecommunications plant investment as of January 1, 1995. On November 3, 1995, the DPUC issued a draft decision on the reasonableness of the intrastate reserve deficiency. Recognizing that the Telephone Company faces an open competitive market and its effect on asset lives, the DPUC found an intrastate reserve deficiency of $587 million to be reasonable for recovery. The remaining portion of the reserve deficiency of $157 million should continue to be recovered over the established remaining life of the related assets. While the draft decision seeks to quantify the Telephone Company's intrastate reserve deficiency, the method of recovery will be addressed in subsequent proceedings on the Telephone Company's financial condition and alternative, incentive-based regulation. These proceedings are currently scheduled by the DPUC during the remainder of 1995 with a decision expected in 1996.

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

Employee Relations

On April 21, 1995, a new labor contract was ratified by members of the CUTW. As part of the new contract, a voluntary "early-out offer" was available to bargaining-unit employees during July 1995 and subsequent dates, when considered necessary, during the life of the contract. The early-out offer provides additional incentives in the form of enhanced pension benefits. Bargaining-unit employees leaving under the offer will receive increased pensions of between 35% and 45%. CUTW members who remain with the Telephone Company will receive a 4.0% wage rate increase in January 1996 and a 3.0% wage rate increase in both January 1997 and January 1998. In addition, the contract also provides a sign-
on  bonus and health benefit and pension enhancements.   The  new
labor agreement will expire on August 8, 1998. The contract is intended to keep layoffs to a minimum while enabling the
Telephone   Company  to  position  itself  to   meet   increasing
competition through downsizing efforts.

Form 10-Q - Part II   The Southern New England Telephone Company


                  PART II  -  OTHER INFORMATION


Item 1.  Legal Proceedings

         There were no material developments in the third quarter of 1995.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         (27) Financial Data Schedule

    (b)  Reports on Form 8-K

         On July 25, 1995, the Telephone Company filed a report on Form 8-K, dated July 24, 1995 announcing the Corporation's financial results for the second quarter of 1995.

         On October 24, 1995, the Telephone Company filed a report on Form 8-K, dated October 23, 1995 announcing the Corporation's financial results for the third quarter of 1995.

Form 10-Q - Part II   The Southern New England Telephone Company





                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     The Southern New England Telephone Company


November 8, 1995



                                            /s/ J. A. Sadek
                                                J. A. Sadek
                                       Vice President and Comptroller