Form 10-K
period 1995-12-31
SOUTHERN NEW ENGLAND TELEPHONE CO
filed 1996-03-21
CIK 92244

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC  20549
                           FORM 10-K

(Mark One)

X  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934.
    For the fiscal year ended December 31, 1995.

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934.
    For the transition period from          to        .

Commission File Number 1-6654

           THE SOUTHERN NEW ENGLAND TELEPHONE COMPANY
     (Exact name of registrant as specified in its charter)

                 Connecticut                  06-0542646
     (State or other jurisdiction          (I.R.S. Employer
     of incorporation or organization)     Identification Number)

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

                       TABLE OF CONTENTS


Item                                                                   Page

                           PART I

1.    Business.......................................................... 3

2.    Properties........................................................ 9

3.    Legal Proceedings................................................. 9

4.    Submission of Matters to a Vote of Security Holders  *

                            PART II

5.     Market for the Registrant's Common Stock and Related
        Stockholder Matters  (Inapplicable)

6.     Selected Financial Data  *

7.     Management's Discussion and Analysis
        (Abbreviated pursuant to General Instruction J(2)).............. 10

8.     Financial Statements and Supplementary Data...................... 14

9.     Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure............................. 31

                           PART III

10.    Directors and Executive Officers of the Registrant *

11.    Executive Compensation  *

12.    Security Ownership of Certain Beneficial Owners and Management *

13.    Certain Relationships and Related Transactions *

                            PART IV

14.    Exhibits, Financial Statement Schedule, and Reports on Form 8-K.. 31


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

The Telephone Company, a local exchange carrier ("LEC"), is engaged in providing telecommunications services in the State of Connecticut, most of which are subject to various degrees of rate regulation. These telecommunications services include: local and intrastate toll services; network access service, which links customers' premises to the facilities of other carriers; and other services such as digital transmission of data and transmission of radio and television programs, packet switched data network and private line services. Through its directory publishing operations, the Telephone Company publishes and distributes telephone directories throughout Connecticut and certain adjacent communities. The publishing division also develops and provides electronic publishing services.

In 1995, approximately 86% of the Telephone Company's revenues were derived from the rate regulated telecommunication services. The remainder was derived principally from directory publishing operations, and activities associated with the provision of facilities and non-access services to interexchange carriers. About 71% of the operating revenues from rate regulated services were attributable to intrastate operations, with the remainder attributable to interstate access services.

The Telephone Company is subject to the jurisdiction of the Federal Communications Commission ("FCC") with respect to interstate rates, services, access charges and other matters, including the prescription of a uniform system of accounts. The FCC also prescribes the principles and procedures (referred to as "separations procedures") used to separate investments, revenues, expenses, taxes and reserves between the interstate and intrastate jurisdictions. In addition, the FCC has adopted accounting and cost allocation rules for the separation of costs of regulated from non-regulated telecommunications services for interstate ratemaking purposes. The Telephone Company's interstate services have been subject to price cap regulation since January 1991. Price caps are a form of incentive regulation to limit prices and improve productivity. The price cap plan sets maximum limits on prices and requires LECs to share earnings in excess of authorized levels.

The Telephone Company, in providing telecommunications services in the State of Connecticut, is subject to regulation by the Connecticut Department of Public Utility Control ("DPUC"), which has jurisdiction with respect to intrastate rates and services and other matters such as the approval of accounting procedures and the issuance of securities. The DPUC has adopted accounting and cost allocation rules for intrastate ratemaking purposes, similar to those adopted by the FCC, for the separation of costs of regulated from non-regulated activities. The Telephone Company's intrastate services have been subject to the traditional rate of return regulation. In 1996, the DPUC issued a decision that replaced traditional rate of return regulation with alternative (price based) regulation to be employed during the transition to full competition [see State Regulatory Initiatives].

Competition

Connecticut's telecommunications industry continues to move toward a fully competitive marketplace brought about by legislative and regulatory initiatives during recent years. As a result of these initiatives, the Telephone Company is experiencing increased competition from interexchange carriers and competitive access providers with respect to the wireline's (Telephone Company's) existing services. Management supports bringing to customers the benefits of competition and affording all competitors the opportunity to compete fairly. As demand increases for telecommunications services in an increasingly competitive environment, the Telephone Company continues to seek growth opportunities beyond its traditional services.

In May 1994, the State of Connecticut Legislature enacted Public Act 94-83 ("Act"), providing a new regulatory framework for the Connecticut telecommunications industry. The Act, which took effect on July 1, 1994, represents a broad strategic response to the changes facing the telecommunications industry in Connecticut based on the premise that broader participation in the Connecticut telecommunications market will be more beneficial to the public than will broader regulation. The Act opens Connecticut telecommunications services to full competition, including local exchange service currently provided primarily by the Telephone Company, and encourages the DPUC to adopt alternative forms of regulation for telephone companies, including the Telephone Company.

The DPUC has conducted, and is conducting, a number of proceedings, in phases, to implement the Act. In the competitive phase, the DPUC addressed competition in the areas of: local exchange service; alternative operator services and customer owned coin operated telephone service; universal service and lifeline program policy issues; unbundling of LECs' local networks; and reclassification of LECs' products and services into non-competitive, emerging competitive and competitive categories. During the alternative regulation phase, the DPUC issued a decision replacing traditional rate of return regulation with alternative (price based) regulation to be employed during the transition to full competition. In addition, the alternative regulation phase involved a complete financial review of the Telephone Company and addressed cost of service, capital recovery and service standards [see State Regulatory Initiatives].

The Telephone Company's regulated services are subject to competition from companies and carriers, including competitive access providers, that construct and operate their own communications systems and networks, as well as from companies that resell the telecommunications systems and networks of underlying carriers. Over 85 telecommunications providers have received approval from the DPUC to offer "10XXX" or other competitive intrastate long-distance services. In addition, over 35 companies have filed for initial certificates of public convenience and necessity and are awaiting DPUC approval. The reduction in intrastate toll rates, and the increasingly competitive intrastate toll market continue to place significant downward pressure on intrastate toll revenues. Also contributing to lower intrastate toll revenues is the implementation of intrastate equal access for all dual preferred interexchange carrier ("PIC") capable switches by December 1, 1996. Although the DPUC ordered the Telephone Company to bear its proportionate share of the costs to deploy the dual PIC technology, the DPUC added the estimated 1996 average net toll revenue loss to the cost recovery formula. These costs will be recovered through an intrastate equal access rate element on the presubscribed lines of all carriers.

Since the introduction of "10XXX" competition, major carriers have increased their marketing efforts in Connecticut to sell intrastate long-distance services to Connecticut customers.
In  response

to other competitors' efforts, the Telephone Company has undertaken a number of initiatives. The Telephone Company remains focused on providing excellent customer service and quality products and has made several changes to its product lines.

Throughout 1995, the Telephone Company, with its affiliate, has enhanced several discount calling plans in its High Volume Discount Toll service offering and realigned its discount and rate structures to provide Connecticut customers with SNET All
Distance[SM],  a  seamless  toll  service  product  line   which
includes   a  discount  structure  that  combines  intrastate,
interstate and international calling. One such product, SNET All Distance Simple Solutions[SM], was made available to small business and residence customers beginning in September 1995.
This   easy-to-understand  calling   plan   provides   simple,
competitive rates with a sliding discount based on calling volume.

Concerning competition for local exchange service, seven telecommunications providers have been granted a certificate of public convenience and necessity for local service and one additional application is pending before the DPUC. The effect of increased competition on the Telephone Company's operating results cannot be predicted at this time. While some customers may purchase services from competitors, the Telephone Company expects that most competitors will utilize the Telephone Company's network and that increased network access revenues will offset a portion of local service revenues lost to competition. The Telephone Company's ability to compete continues to depend upon regulatory reform that will allow pricing flexibility to meet competition and provide a level playing field with similar regulation for similar services and with reduced regulation to reflect an emerging competitive marketplace. Local service competition began in early 1996.

Regulatory Matters

State Regulatory Initiatives

In March 1996, the DPUC issued a decision that replaces traditional rate of return regulation with alternative (price based) regulation to be employed during the transition to full competition. The decision contains the following major items: price cap regulation for non-competitive services; a five year monitoring period on financial results; and a price cap formula on services categorized as non-competitive (utilizing an inflation factor, a 5% productivity offset, a narrowly defined exogenous factor, a potential service quality adjustment and various pricing bands). In addition, basic local service rates for residence, business and coin are frozen until January 1, 1998, at which time the price cap formula becomes effective for these services. The decision also authorized a rate of return on the Telephone Company's common equity of 11.90% during the monitoring period. The impact of these changes on the Telephone Company's operating results will depend on the timing of classifying the various products and services into categories (non-competitive, emerging competitive and competitive) for pricing (banding) changes. As of December 31, 1995, the Telephone Company's rate of return was below the 11.90% threshold.

On July 5, 1995, the Telephone Company filed a tariff with the DPUC to offer wholesale local service and certain related features. The service provides competitive local exchange carriers with an alternative to building facilities or constructing a ubiquitous network to meet their local service coverage obligations. On December 20, 1995, the DPUC, in a final decision, established interim rates for unbundled network elements and wholesale local service. The rates will remain in effect until the Telephone Company files revised cost studies during the second quarter of 1996.

Federal Regulatory Initiatives

On February 1, 1996, the U.S. Congress passed legislation that created broad changes in telecommunications law and regulation nationwide. The primary thrust of this legislation opens local telecommunications markets to competition and allows the Regional Bell Operating Companies to provide long-distance services. In addition, the legislation permits telecommunications companies to enter the cable television business and eases cable regulation. The FCC is required to adopt terms and conditions to implement the legislation in the near term.

The majority of the federal legislation is consistent with legislation enacted by the State of Connecticut in 1994. Public Act 94-83 opened the Connecticut telecommunications market to competition, and the DPUC is nearing completion of the implementation proceedings. Certain provisions of the federal legislation relating to the prices the Telephone Company charges competitors for services could, however, have the effect of producing below cost prices, therefore necessitating the development of a significantly larger universal service fund than previously anticipated. If there are conflicts between state and federal law for LECs, including the Telephone Company, with less than 2% of the nationwide access lines, federal law prevails subject to a waiver and modification process included in the federal legislation. The DPUC may grant a waiver or modification of the federal law that is consistent with the public interest and avoids a significant adverse economic impact on users or a requirement that is unduly economically burdensome or technically infeasible.

Under price cap regulation, the FCC adopted an interim plan in 1995 for interstate access rates, requiring LECs to incorporate higher productivity targets into their rates. The interim plan requires LECs to choose from among three productivity factors: 4.0%, 4.7% or 5.3%. The selected factor is subtracted from inflation-based price increases allowed each year to account for increasing productivity. If either the 4.0% or 4.7% factor is chosen, LECs must share 50% of earnings above a 12.25% rate of return. In addition, all earnings above 13.25% and 16.25%, respectively, will be returned. If the 5.3% factor is chosen, all earnings can be retained without sharing. In addition, companies are required to reinitialize their price cap index ("PCI") on a one-time basis by reducing the PCI by 0.7% for each prior year in which they elected the 3.3% factor. The maximum PCI reduction over the four year price cap period would therefore be 2.8%. The Telephone Company has elected a 3.3% productivity factor each year since entering price cap regulation in 1991. Accordingly, the Telephone Company is required to reinitialize its PCI downward by 2.8%. The Telephone Company has joined a number of other LECs in filing an appeal with the D.C. Circuit Court of Appeals challenging the lawfulness of this interim plan. A decision on this appeal is expected in 1996.

In September 1995, the FCC released two further notices of proposed rulemaking that sought comment on changes to the established price cap plan including productivity measurements, sharing, common line formula, exogenous costs and necessary price cap rule changes to respond to a competitive environment for LECs. In response to the FCC, the Telephone Company commented that rule changes are required to allow price cap LECs to compete with alternate providers. The FCC is expected to adopt new price cap rules in 1996.

The Telephone Company's 1995 annual interstate access tariff filing under price cap regulation took effect August 1, 1995. The Telephone Company elected a 4.0% productivity factor and was allowed to earn up to a 12.25% interstate rate of return annually before any sharing is required. This filing, which was approved by the FCC, incorporated rate reductions of approximately $10 million in decreased interstate network access revenues for the period August 1, 1995 to June 30, 1996. Management expects this decrease to be partially offset by increased demand. As of December 31, 1995, the Telephone Company's interstate rate of return was below the 12.25% threshold.

The Telephone Company's 1994 annual interstate access tariff filing under price cap regulation took effect July 1, 1994. The Telephone Company elected a 3.3% productivity factor and was allowed to earn up to a 12.25% interstate rate of return annually before any sharing is required. This filing, which was approved by the FCC, incorporated rate reductions of approximately $7 million in decreased annual interstate network access revenues for the period July 1, 1994 to June 30, 1995. This decrease was offset by increased demand.

The Telephone Company will file its 1996 annual interstate access tariff on April 2, 1996 to become effective July 1, 1996. The filing will adjust interstate access rates for an experienced rate of inflation, the FCC's productivity target and exogenous cost changes, if any. The Telephone Company does not anticipate changing its 4.0% productivity factor election for the next tariff period.

Since January 1, 1988, the Telephone Company has utilized an FCC approved, company-specific Cost Allocation Manual ("CAM"), which apportions costs between regulated and non-regulated activities, and describes transactions between the Telephone Company and its affiliates. In addition, the FCC requires larger LECs, including the Telephone Company, to undergo an annual independent audit to determine whether the LEC is in compliance with its approved CAM. The Telephone Company has received audit reports for 1988 through 1994 indicating it is in compliance with its CAM, and is currently undergoing an audit for the year 1995.

Capital Expenditures

The network access lines provided by the Telephone Company to customers' premises can be interconnected with the access lines of other telephone companies in the United States and with telephone systems in most other countries. The following table sets forth, for the Telephone Company, the number of network access lines in service at the end of each year:

                           1995    1994    1993    1992    1991
 Network Access Lines in
   Service (thousands)     2,073   2,009   1,964   1,937   1,922

The Telephone Company has been making, and expects to continue to make, significant capital expenditures to meet the demand for regulated telecommunications services and to further improve such services [see discussion of I-SNET[SM] in Item 2.
Properties].   The total gross investment in  telephone  plant
increased  from  $3.6 billion at December 31,  1990  to   $4.2
billion   at  December  31,  1995,  after  giving  effect   to
retirements, but before deducting accumulated depreciation at either date.

Since 1991, cash expended for capital additions was as follows:

 Dollars in Millions,
 For the Years Ended       1995    1994    1993    1992    1991
 Cash Expended for
   Capital Additions       $280    $235    $232    $269    $296


In 1995, the Telephone Company funded its cash expenditures for capital additions entirely through cash flows from operations. In 1996, capital additions are expected to be approximately $349 million. The Telephone Company expects to fund substantially all of its 1996 capital additions through cash flows from operations.

Directory Publishing Operations

The   Telephone   Company's  publishing  operations   provides
traditional  paper products including White and  Yellow  Pages directories throughout Connecticut. To strategically widen its business focus and position itself for the future, the publishing operations is introducing new electronic publishing services, such as SNET Access[SM], Consumer Tips and Electronic Yellow Pages. On June 30, 1994, the DPUC lifted a restriction which prohibited the Telephone Company from developing and
providing    electronic   information   services,    including
electronic publishing services.

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

Employee Relations

The Telephone Company employed approximately 8,259 persons at February 29, 1996, of whom approximately 65% were represented by the Connecticut Union of Telephone Workers, Inc. ("CUTW"), an unaffiliated union.

On April 12, 1995, a new labor contract was ratified by members of the CUTW. As part of the new contract, a voluntary early-out offer ("EOO"), which provided incentives in the form of enhanced pension benefits, was available to bargaining-unit employees during July 1995. Approximately 2,600 employees, or 41.4% of the total bargaining-unit work force, accepted the offer at that time. As of December 31, 1995, 2,000 employees had left the Telephone Company, with the remaining 600 employees to leave no later than June 1996. CUTW members who remain with the Telephone Company received a combination of basic wage and lump sum increases to their wages or cash balance plan account totaling 4.0% in January 1996. In both January 1997 and January 1998, they will receive a combination of basic wage and lump sum increases totaling 3.0%. In addition, the contract also provides a sign-on bonus and health benefit and pension enhancements. The new labor agreement will expire on August 8, 1998. The contract is intended to keep layoffs to a minimum while enabling the Telephone Company to position itself to meet increasing competition.

In   December   1993,   the  Telephone  Company   recorded   a
restructuring charge to provide for a comprehensive restructuring program designed to reduce costs and improve delivery of service. The program included incremental costs to be incurred for employee separations. Total employee separations under the restructuring program are expected to approximate up to 4,000 employees. Through December 1995, approximately 3,030 employees (660 management and 2,370 bargaining-unit employees, or 21.0% and 36.6% of the
respective   total  work  force  at  the  inception   of   the

restructuring program) had left the Telephone Company. Total employee separations through the end of 1995 were offset partially by an increase in provisional employees resulting in a net reduction in the Telephone Company's work force of 1,485 employees from 9,677 employees at year-end 1993 to 8,192 employees at year-end 1995.

Item 2.  Properties

The principal properties of the Telephone Company do not lend themselves to a detailed description by character and location. Of the Telephone Company's investment in telephone plant at December 31, 1995, central office equipment represented 41%; connecting lines not on customers' premises, the majority of which are on or under public roads, highways or streets and the remainder on or under private property, represented 37%; land and buildings (occupied principally by central offices) represented 10%; and other, principally vehicles and general office equipment, represented 12%.

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

The buildout of I-SNET, a $4.5 billion investment over 15 years, is expected to be completed by 2009. I-SNET, a statewide telephony and information superhighway, is an advanced network capable of delivering voice, video and a full range of information and interactive multimedia services. I-SNET passed approximately 170,000 households by December 1995 and brought service to its first customer in October 1995. The Telephone Company expects I-SNET to pass approximately 230,000 households and provide telephony service on up to 80,000 lines by December 1996. The Telephone Company plans to support this investment primarily through increased productivity from the new technology deployed, ongoing cost-reduction initiatives and customer demand for the new services offered.

Item 3.  Legal Proceedings

The Telephone Company is involved in various claims and lawsuits that arise in the normal conduct of their business. In the opinion of management, upon advice of counsel, these claims will not have a material adverse effect on the financial position, operating results or cash flows of the Telephone Company.

Items 4 through 6.

Information required under Items 4 through 6 is omitted pursuant to General Instruction J(2).

                            PART II

Item 7. Management's Discussion and Analysis (Dollars in Millions) (Abbreviated pursuant to General Instruction J(2))


Operating Results

Income before extraordinary charge was $213.6 in 1995 compared to $183.8 in 1994. Financial results are summarized as follows:

Dollars in Millions, For the Years Ended               1995       1994
Income before extraordinary charge                 $  213.6     $183.8
Extraordinary charge, net of taxes                   (716.3)         -
Net (Loss) Income                                  $ (502.7)    $183.8

Income before extraordinary charge increased $29.8, or 16.2%, in 1995 due to strong growth in demand for local service and network access combined with cost-reduction initiatives, offset partially by anticipated lower intrastate toll rates. Also included in 1995 was an $11.0 charge, $6.3 after-tax, associated primarily with a court ruling on the Telephone Company's labor practices [see Note 7].

In 1995, the Telephone Company recorded a non-cash extraordinary charge of $1,250.6, $716.3 after-tax, related to the discontinuance of Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation," for financial reporting purposes. This non-cash extraordinary charge consisted of the elimination of net regulatory assets and the recognition of depreciation reserve deficiencies for intrastate and interstate operations [see Note 2]. The Telephone Company determined that due to emerging competition and the change in its regulatory environment, it would change from the methodology under SFAS No. 71, which specifies accounting standards required for public utilities and certain other regulated companies, to one which is more appropriate for a competitive environment. As a result of this charge, net loss for 1995 was $502.7.

Revenues

Total  revenues  increased  $30.6,  or  2.1%,  in  1995.   The
components of total revenues are summarized as follows:

Dollars in Millions, For the Years Ended          1995         1994
Local service                                $   641.6    $   618.8
Network access                                   369.4        354.5
Intrastate toll                                  266.4        295.4
Publishing and other                             231.1        209.2
Total Revenues                                $1,508.5     $1,477.9

Local Service - Local service revenues, derived from the provision of local exchange, public telephone and local private line services, increased $22.8, or 3.7%, in 1995. The increase was due primarily to strong growth of 3.2% in access lines in service, including significant growth in second residential access lines. The increase of 64,000 access lines was the second largest annual increase

experienced.   Local service revenues also increased due to growth
in subscriptions to SmartLink[R] advanced calling features, including Caller ID, missed call dialing, call blocking and call tracing.
Management   expects  competition  to  impact  local   service
revenues   beginning   in  1996  as  other   telecommunication
providers offer local service [see Item 1.  Competition].

Network Access - Network access charges are assessed on interexchange carriers and end users for access to the local exchange network. In 1995, network access revenues increased $14.9, or 4.2%. The increase was due primarily to an increase in interstate minutes of use of approximately 6%. Partially offsetting the impact of the increase in minutes of use was a decrease in tariff rates implemented on August 1, 1995, in accordance with the Telephone Company's 1995 annual FCC filing under price cap regulation [see Item 1. Federal Regulatory Initiatives].

Intrastate Toll - In 1995, intrastate toll revenues, which include primarily revenues from toll and WATS services, decreased $29.0, or 9.8%. Toll message revenues decreased approximately $20 due primarily to reduced intrastate toll rates. The decline in rates was attributable to the introduction of several toll discount calling plans that provide competitive options to business and residence customers. Also contributing to the decrease was a reduction in toll message volume of approximately 2% during 1995. Lower toll volume was due mainly to the increasingly competitive toll market. WATS revenues, which include "800" services, decreased approximately $6 due primarily to lower WATS message volumes resulting from the shift to lower priced toll services and the impact of competition. The offering of competitive discount calling plans and the implementation of intrastate equal access through December 1996 will continue to place downward pressure on intrastate toll revenues.

Publishing and Other - Publishing and other revenues include revenues from directory publishing, services rendered on behalf of interexchange carriers, interest income and a provision for uncollectible accounts receivable. The positive impact of higher service revenues, increased interest income and lower provision for uncollectibles contributed to the increase of $21.9, or 10.5%, in 1995. Publishing revenues, a significant portion of which reflect directory contracts entered into in the prior year, have remained relatively flat as expected. These revenues continue to be sensitive to the Connecticut economy and the competitive marketplace.


Costs and Expenses

Total  costs  and expenses decreased $10.3, or .9%,  in  1995.
Total costs and expenses are summarized as follows:

Dollars in Millions, For the Years Ended           1995         1994
Operating                                      $  433.9     $  446.7
Maintenance                                       319.5        322.3
Total Operating Costs                             753.4        769.0
Depreciation and amortization                     300.9        295.8
Taxes other than income                            53.8         53.6
Total Costs and Expenses                       $1,108.1     $1,118.4


Total Operating Costs - Total operating costs consist primarily of employee-related expenses, including wages and benefits. Cost of services and general and administrative expenses, including marketing, represent the remaining portion of these expenses. Total operating costs decreased $15.6, or 2.0%, in
1995.    Excluding  the  $11.0  before-tax  litigation  charge
discussed previously, operating costs decreased $26.6, or 3.5%. Cost-reduction initiatives over the past two years have
been  primary factors in the decrease of operating  costs.   A
major  factor  was  lower work force levels  during  1995  due primarily  to  the EOO and severance programs under  the  1993 restructuring program [see Note 5]. The Telephone Company's work force decreased to 8,192 at year-end 1995 from 9,156 at
year-end   1994.    Employee-related   expense   savings   are
anticipated to continue from employee separations under the 1993 restructuring program [see Restructuring Charge].

Depreciation and Amortization - In 1995, depreciation and amortization expense increased $5.1, or 1.7%. The increase in depreciation and amortization was due primarily to revised depreciation rate schedules for the Telephone Company's intrastate plant, as approved by the DPUC, effective January 1, 1995. Higher levels of property, plant and equipment also contributed to the increase.


Income Taxes

Dollars in Millions, For the Years Ended          1995         1994
Income Taxes                                    $133.9       $121.8

The combined federal and state effective tax rate in 1995 was 38.5% compared with 39.9% in 1994. Income taxes in 1995 included an adjustment made to reflect the settlement of tax matters. In addition, a state income tax credit was recognized related to personal property taxes paid on certain data processing equipment. A reconciliation of these effective tax rates to the statutory tax rates is disclosed in
Note 4.


Restructuring Charge

In December 1993, the Telephone Company recorded a restructuring charge to provide for a comprehensive program designed to reduce costs and improve delivery of service. The restructuring charge of $335.0 before-tax was comprised of $160.0 in employee separation costs, $145.0 in process and systems reengineering costs and $30.0 in exit and other costs. Specifically, the program included costs to be incurred to facilitate net employee separations beginning in January 1994. The charge also included incremental costs of: implementing appropriate reengineering solutions; designing and developing new processes and tools to continue the Telephone Company's provision of excellent service; and retraining of the remaining employees to help them meet the changing demands of customers. Since the inception of the restructuring program, the Corporation experienced a cumulative reduction in 1995 employee-related expenses of approximately $50, net of costs for provisional employees. Most of the reduction in employee-related expenses, due to the EOO, will be realized in 1996 since the majority of the employee separations occurred in the fourth quarter of 1995, with the remainder to occur no later than June 1996. After full implementation of the restructuring program, the Corporation anticipates annual savings of approximately $120 from reduced employee-related expenses, net of costs for provisional employees [see Note 5].

Balance Sheet Activities

The balance sheet as of December 31, 1995 reflects significant changes due to the discontinuance of SFAS No. 71. These changes resulted from the elimination of net regulatory assets and the recognition of depreciation reserve deficiencies for intrastate and interstate operations [see Note 2]. As a result  of  the  EOO,  net  pension  curtailment  losses  were recognized and charged against the restructuring reserve, resulting in an accrued pension liability for the bargaining-unit pension plan [see Note 10]. In addition, the current portion of deferred income taxes decreased due primarily to costs incurred in 1995 under the restructuring program. The balance sheet also changed due to operating activities. Accounts receivable increased due to increased revenues and timing of cash collections while accounts payable increased due primarily to timing of cash payments.

Item 8.  Financial Statements and Supplementary Data



REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholder of
The Southern New England Telephone Company:

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

In  our  opinion, the financial statements referred  to  above present fairly, in all material respects, the financial position of The Southern New England Telephone Company as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As discussed in Note 2 to the financial statements, in 1995 the Telephone Company discontinued accounting for its operations in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," effective January 1, 1996. Also, as discussed in Note 1 to the financial statements, in 1993 the Telephone Company changed its method of accounting for postretirement benefits other than pensions, postemployment benefits and income taxes.



Hartford, Connecticut                COOPERS & LYBRAND L.L.P.
January 22, 1996


          THE SOUTHERN NEW ENGLAND TELEPHONE COMPANY

       STATEMENTS OF (LOSS) INCOME AND RETAINED EARNINGS


Dollars in Millions, For the
Years Ended December 31,                     1995       1994       1993

Revenues
Local service                            $  641.6   $  618.8   $  566.7
Network access                              369.4      354.5      342.8
Intrastate toll                             266.4      295.4      339.8
Publishing and other                        231.1      209.2      195.3

Total Revenues                            1,508.5    1,477.9    1,444.6

Costs and Expenses
Operating                                   433.9      446.7      470.9
Maintenance                                 319.5      322.3      322.4
Provision for business restructuring            -          -      335.0
Depreciation and amortization               300.9      295.8      265.2
Taxes other than income                      53.8       53.6       58.0

Total Costs and Expenses                  1,108.1    1,118.4    1,451.5

Operating Income (Loss)                     400.4      359.5       (6.9)

Interest                                     52.9       53.9       68.0

Income (Loss) Before Income Taxes,
  Extraordinary Charges and
  Accounting Change                         347.5      305.6      (74.9)

Income taxes                                133.9      121.8      (43.9)

Income (Loss) Before
  Extraordinary Charges
  and Accounting Change                     213.6      183.8      (31.0)

Extraordinary charges, net of related
  taxes of $534.3 and $38.0,
  respectively                             (716.3)         -      (44.0)

Cumulative effect of accounting change          -          -       (6.5)

Net (Loss) Income                        $ (502.7)  $  183.8  $   (81.5)

Retained Earnings, Beginning of Period   $  648.0   $  572.2  $   763.7
 Net (loss) income                         (502.7)     183.8      (81.5)
 Dividends declared to parent              (113.5)    (108.0)    (110.0)

Retained Earnings, End of Period         $   31.8   $  648.0  $   572.2

The accompanying notes are an integral part of these financial statements.

          THE SOUTHERN NEW ENGLAND TELEPHONE COMPANY

                        BALANCE SHEETS


Dollars in Millions, at December 31,              1995              1994

Assets

Cash and temporary cash investments           $   70.5          $   44.2
Accounts receivable, net of allowance
  for uncollectibles of $26.1 and
  $24.9, respectively                            280.1             237.7
Accounts receivable from affiliates               10.9              15.6
Materials and supplies                            10.7               6.2
Prepaid publishing                                37.2              39.0
Deferred income taxes                             57.8              92.6
Prepaid and other                                 43.2              25.3

Total Current Assets                             510.4             460.6

Land                                              17.5              16.7
Buildings                                        396.2             384.3
Central office equipment                       1,657.2           1,618.8
Outside plant facilities and equipment         1,640.3           1,613.0
Furniture and office equipment                   310.6             355.1
Station equipment and connections                 22.7              23.9
Plant under construction                         122.4              68.3

Total telephone plant, at cost                 4,166.9           4,080.1

Less: Accumulated depreciation                (2,832.9)         (1,539.2)

Net Telephone Plant                            1,334.0           2,540.9

Deferred charges and other assets                 53.2             247.3

Total Assets                                  $1,897.6          $3,248.8

The accompanying notes are an integral part of these financial statements.


          THE SOUTHERN NEW ENGLAND TELEPHONE COMPANY

                    BALANCE SHEETS (Cont.)

Dollars in Millions, Except Per Share Amounts
At December 31,                                   1995             1994

Liabilities and Shareholder's Equity

Accounts payable and accrued expenses         $  180.9         $  169.3
Restructuring charge - current                    59.0            145.5
Advance billings and customer deposits            43.0             42.3
Accrued compensated absences                      33.8             34.1
Accounts payable to affiliates                    29.6             12.3
Other current liabilities                         61.8             72.7

Total Current Liabilities                        408.1            476.2

Long-term debt                                   746.6            746.3
Deferred income taxes                                -            458.6
Unamortized investment tax credits                17.6             42.9
Restructuring charge - long-term                  13.0            114.4
Other liabilities and deferred credits           149.4            231.3

Total Liabilities                              1,334.7          2,069.7

Shareholder's Equity
Common stock; $12.50 par value;
  30,428,596 shares issued and
  30,385,900 outstanding                         380.4            380.4
Proceeds in excess of par value                  152.1            152.1
Retained earnings                                 31.8            648.0
Less:  Treasury stock; 42,696 shares, at cost     (1.4)            (1.4)

Total Shareholder's Equity                       562.9          1,179.1

Total Liabilities and Shareholder's Equity    $1,897.6         $3,248.8

The accompanying notes are an integral part of these financial statements.


          THE SOUTHERN NEW ENGLAND TELEPHONE COMPANY

                   STATEMENTS OF CASH FLOWS

Dollars in Millions, For the Years
Ended December 31,                             1995        1994        1993

Operating Activities
Net (loss) income                           $(502.7)    $ 183.8     $ (81.5)
Adjustments to reconcile net (loss)
  income to cash provided by operating
  activities:
    Depreciation and amortization             300.9       295.8       265.2
    Extraordinary charges, net of tax         716.3           -        44.0
    Provision for business restructuring,
     before-tax                                   -           -       335.0
    Cumulative effect of accounting change,
     net of tax                                   -           -         6.5
    Provision for uncollectible accounts       15.5        18.5        24.9
    Restructuring payments                    (88.3)      (62.2)          -
    Allowance for funds used during
     construction                              (3.4)       (1.3)       (1.7)
    Operating cash flows from:
     Increase in accounts receivable          (53.2)      (34.2)      (11.1)
     (Increase) decrease in materials and
      supplies                                 (4.4)        1.8         2.4
     Increase (decrease) in accounts payable   37.0         2.3       (16.7)
     Increase (decrease) in deferred income
      taxes                                    15.3        15.2      (122.4)
     Decrease in investment tax credits        (6.9)       (7.9)      (10.5)
     Net change in other assets and
      liabilities                             (15.7)       (6.9)      (11.6)
    Other, net                                  9.7         2.8        12.9

Net Cash Provided by Operating Activities     420.1       407.7       435.4

Investing Activities
Cash expended for capital additions          (279.8)     (235.4)     (231.6)
Other, net                                      6.5        (2.6)       (4.0)

Net Cash Used by Investing Activities        (273.3)     (238.0)     (235.6)

Financing Activities
Proceeds from long-term debt                      -           -       420.1
Repayments of long-term debt                      -      (240.0)     (171.5)
Net payments of short-term debt from
 affiliates                                       -           -       (72.6)
Cash dividends paid                          (120.5)     (100.0)     (105.2)
Amounts placed in trust for debt
 refinancing                                      -           -       (62.1)
Other, net                                        -           -         (.4)

Net Cash (Used) Provided by Financing
 Activities                                  (120.5)     (340.0)        8.3

Increase (Decrease) in Cash and
 Temporary Cash Investments                    26.3      (170.3)      208.1
Cash and temporary cash investments,
 beginning of year                             44.2       214.5         6.4

Cash and Temporary Cash Investments,
 End of Year                               $   70.5    $   44.2     $ 214.5

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The Southern New England Telephone Company ("Telephone Company") is a wholly-owned subsidiary of Southern New England Telecommunications Corporation ("Corporation"). The accounting policies of the Telephone Company are in conformity with generally accepted accounting principles ("GAAP"). In the fourth quarter of 1995, the Telephone Company discontinued using Statement of Financial Accounting Standard ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation" effective January 1, 1996 [see Note 2].

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Telephone Company derives substantially all of its revenues from the telecommunications service industry by providing network and information-management services and communications systems, in-state long-distance communication services and directory publishing and advertising services. Substantially all of the Telephone Company's operations and customer base are located in Connecticut.

The 1994 and 1993 Telephone Company financial statements have been reclassified to conform to the current year presentation.

Cash  and Temporary Cash Investments - Cash and temporary  cash
investments  include  all  highly  liquid  investments,   with
original  maturities of three months or less.   The  Telephone
Company records payments made by draft as accounts payable until the banks honoring the drafts have presented them for
payment.   At  December  31, 1995 and 1994,  accounts  payable
included drafts outstanding of $26.3 and $22.3, respectively.

Materials and Supplies - Materials and supplies, which are carried at original cost, are primarily for the construction and maintenance of telephone plant.

Telephone Plant - Telephone plant is stated at cost. Depreciation is calculated using either the equal life group ("ELG") straight-line depreciation method or the composite vintage group method. ELG was approved for Federal Communications Commission ("FCC") purposes on interstate assets placed in service beginning in 1982 and for Department of Public Utility Control ("DPUC") purposes on intrastate assets placed in service beginning in 1993. Composite vintage group method is used for assets in service prior to the adoption of ELG.

The cost of depreciable telephone plant retired, net of removal costs and salvage, is charged to accumulated depreciation. Replacements, renewals and betterments of telephone plant that materially increase an asset's useful or remaining life are capitalized. Minor replacements and all repairs and maintenance are charged to expense.

Revenue  Recognition - Revenues  are  recognized  when  earned
regardless  of  the  period  in which  billed.   Revenues  for
directory advertising are recognized over the life of the related directory, normally one year.

Transactions  with Affiliates - The Telephone Company  provides
certain  services  for the Corporation  and  affiliates.   The
Telephone Company records substantially all the revenue from such services as a reduction of the cost incurred to provide such services. Amounts billed to affiliates for such services totaled $55.2 in 1995, $46.5 in 1994 and $35.6 in 1993. In addition, the Telephone Company charges affiliates for network services at tariffed rates. These amounts are included in revenue and totaled $11.9 in 1995, $11.8 in 1994 and $9.2 in
1993.    The  Telephone  Company  is  charged  for  management
functions performed by the Corporation. The cost of these management functions totaled $26.0 in 1995, $29.3 in 1994 and $24.5 in 1993.

Advertising Costs - Costs for advertising products and services are expensed as incurred.

Income Taxes - The Telephone Company is included in the consolidated federal income tax return and, where applicable, combined state income tax returns filed by the Corporation. Effective January 1, 1993, the Telephone Company changed the method of computing income taxes to the liability method with the adoption of SFAS No. 109, "Accounting for Income Taxes." Under the liability method, deferred tax assets and liabilities are determined based on all temporary differences between the financial statement and tax bases of assets and liabilities using the currently enacted rates. Additionally, under SFAS No. 109, the Telephone Company may recognize deferred tax assets if it is more likely than not that the benefit will be realized. Consolidated income tax currently payable is allocated by the Corporation to the Telephone Company based on the Telephone Company's contribution to consolidated taxable income and investment tax credits.

Investment tax credits realized in prior years are being amortized as a reduction to the provision for income taxes over the life of the related plant.

Accounting Changes - Effective January 1, 1993, the Telephone Company implemented SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," SFAS No. 112,
"Employers' Accounting for Postemployment Benefits" and SFAS No. 109. The cumulative effect of the accounting change for SFAS No. 112 resulted in a non-cash charge which reduced 1993 net income by $6.5. For SFAS No. 106, the Telephone Company elected to amortize the transition obligation over the average remaining service period, therefore a cumulative effect was
not  recorded.   In  addition, a  cumulative  effect  was  not
recorded for the adoption of SFAS No. 109 in compliance with the methods of adoption for regulated entities.

New Accounting Pronouncement - The Telephone Company will adopt SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," in fiscal year 1996. SFAS No. 121 requires that all long-lived assets
and   certain   identifiable  intangibles  be   reviewed   for
impairment whenever there is an indication that the carrying amount of the asset may not be recoverable. Such review will compare the carrying value of all applicable assets to the expected future undiscounted operating cash flows derived from such assets. Management expects the adoption of SFAS No. 121 to have an immaterial impact on the financial statements.

NOTE 2:  DISCONTINUANCE OF SFAS NO. 71

In  the  fourth quarter 1995, the Telephone Company determined it was no longer eligible for application of SFAS No. 71, which specifies accounting standards required for public utilities and certain other regulated companies. Effective January 1, 1996, the Telephone Company will follow accounting principles which are more appropriate for a competitive environment. This determination was made based on the significant changes in technology and the increase in telecommunications competition in Connecticut brought about by legislative and regulatory policy changes. This accounting change is for financial reporting purposes only and does not affect the Telephone Company's accounting and reporting for regulatory purposes. As a result of the discontinued use of SFAS No. 71, in accordance with the provisions of SFAS No. 101, "Accounting for the Discontinuance of Application of FASB Statement No. 71," the Telephone Company recorded a non-cash, extraordinary charge of $716.3, net of tax benefits of $534.3, in the fourth quarter of 1995.

The following table is a summary of the extraordinary charge:

                                             Before-tax     After-tax
Adjustment to net telephone plant            $(1,178.0)       $(703.9)
Elimination of net regulatory assets             (72.6)         (43.5)
Tax-related net regulatory liabilities               -           20.1
Accelerated amortization of investment
 tax credits                                         -           11.0
Total Non-cash, Extraordinary Charge         $(1,250.6)       $(716.3)

The adjustment of $1,178.0 to net telephone plant was necessary since estimated useful lives and depreciation methods historically prescribed by regulators did not reflect the rapid pace of technology and differed significantly from those used by unregulated companies. Plant balances were adjusted by increasing the accumulated depreciation reserve. The increase to the accumulated depreciation reserve was determined by a discounted cash flow analysis which considered technological replacement and estimated impacts of future competition. To support this analysis, a depreciation reserve study was also performed that identified, by asset categories, inadequate accumulated depreciation levels (i.e., deficiencies) that had developed over time. A comparison of average asset lives before and after the discontinuance of SFAS No. 71, for the most significantly affected categories of telephone plant, is as follows:

 Asset Category                            Before       After
 Digital Switch                                17        10.5
 Digital Circuit                             11.5         8.2
 Conduit                                       55          55
 Copper                                   22 - 26   10.5 - 16
 Fiber                                    32 - 40          30

The discontinuance of SFAS No. 71 also required the Telephone Company to eliminate from its balance sheet, prepared for financial reporting purposes, the effects of any actions of regulators that had been recognized as assets and liabilities pursuant to SFAS No. 71, but would not have been recognized as assets and liabilities by unregulated companies. The elimination of net regulatory assets relates principally to net curtailment costs associated with other postretirement benefits, vacation pay costs and gross earnings tax which were being amortized as they were recognized in the ratemaking process.

Upon adoption of SFAS No. 109, the effects of required adjustments to the Telephone Company's deferred tax balances were recorded as regulatory assets and liabilities on the balance sheet. Both the tax-related regulatory assets and liabilities were grossed up for the tax effect anticipated when collected in future rates and amortized as the related deferred taxes were recognized in the ratemaking process. As of December 31, 1995, prior to the extraordinary charge, the Telephone Company had tax-related regulatory assets and liabilities of $49.8 and $84.4, respectively. These balances were eliminated and the related deferred tax balances were adjusted to reflect application of SFAS No. 109 consistent with other unregulated companies.

The Telephone Company uses the deferral method of accounting for investment tax credits and amortizes the credits as a reduction to income tax expense over the life of the asset that gave rise to the investment tax credit. As asset lives were shortened, the tax credits associated with those assets were also adjusted for the shortened lives and the result ($11.0) was included in the extraordinary charge as a credit to income, net of associated deferred income taxes.


NOTE 3:  EMPLOYEE BENEFITS

Separation Offers - In April 1995, the Telephone Company ratified a contract with the Connecticut Union of Telephone Workers, Inc. which included a voluntary early-out offer ("EOO"). The EOO provided enhanced pension benefits by adding six years to the age and to the length of service of employees for purposes of determining pension and postretirement health care benefits eligibility. The employees also had the option to select a pension distribution method (e.g., lump-sum, monthly pension or a combination of both) at the time of separation. The EOO was available to the bargaining-unit work force during July 1995 and approximately 2,600 employees, or 41.4% of the bargaining-unit work force, accepted the offer. As of December 31, 1995, 2,000 employees had left the Telephone Company, with the remaining 600 to leave no later than June 1996. Net losses related to the EOO were recorded against the restructuring reserve [see Note 5].

As part of the bargaining-unit contract negotiated in August 1992, employees electing to retire or terminate their employment between December 15, 1992 and February 16, 1993 were offered an early retirement incentive offer, Special Pension Option ("SPO"). Approximately 525 employees accepted the early retirement offer. Most employees who elected to retire or terminate left the Telephone Company by March 19,
1993, and the remainder left by September 17, 1993. The Telephone Company recorded a $6.0 gain in 1993 as a result of the SPO.

Pension Plans - The Telephone Company participates in two  non-
contributory,   defined   benefit   pension   plans   of   the
Corporation:   one  for  management  employees  and  one   for
bargaining-unit employees. Prior to July 1, 1995, benefits for bargaining-unit employees were based on years of service and  pay  during  1987  to  1991 as well  as  a  cash  balance
component.   Prior to 1996, benefits for management  employees
were  based  on  an  adjusted career average  pay  plan.   The
bargaining-unit and management pension plans were converted to cash balance plans effective July 1, 1995 and January 1, 1996, respectively. Accordingly, pension benefits are determined as a single account balance and grow each year with pay and interest credits.

Funding of the plans is achieved through irrevocable contributions to a trust fund. Plan assets consist primarily of listed stocks, corporate and governmental debt and real estate. The Corporation's policy is to fund the pension cost for these plans in conformity with the Employee Retirement Income

Security Act of 1974 using the aggregate cost  method.  For
purposes  of  determining  contributions,  the   assumed
investment earnings rate on plan assets was 9.5% in 1995 and declines to 7.5% in 1998.

The Telephone Company's portion of the Corporation's pension cost (income) computed using the projected unit credit actuarial method was $67.4, $12.4 and $(7.7) for 1995, 1994 and 1993, respectively. The increase in pension cost for 1995 was due primarily to the charges for special termination benefits associated with the EOO, a curtailment loss for employee separations and a settlement gain that combined, resulted in a net loss of $76.3 in 1995. The increase in pension cost for 1994 was due primarily to the net effect of a lower discount rate, a 1994 curtailment loss for employee separations and the absence of the 1993 $6.0 net settlement gain. The 1995 net loss of $76.3 and the 1994 curtailment loss were charged against the restructuring reserve in the respective years [see Note 5].

The Corporation periodically amends the benefit formulas under its pension plans. Accordingly, pension cost has been determined in such a manner as to anticipate that modifications to the pension plans would continue in the future.

Postretirement Health Care Benefits - The Telephone Company participates in the health care and life insurance benefit plans for retired employees provided by the Corporation. Substantially all of the Telephone Company's employees may become eligible for these benefits if they meet certain age and service requirements. In addition, an employee's spouse and dependents may be eligible for health care benefits. Effective July 1, 1996, all bargaining-unit employees who retire after December 31, 1989 and all management employees who retire after December 31, 1991 may have to share with the Corporation the premium costs of postretirement health care benefits if these costs exceed certain limits.

Effective January 1, 1993, the Telephone Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 106 requires that employers accrue, during the years an employee renders service, the expected cost, based on actuarial valuations, of health care and other non-pension benefits provided to retirees and their eligible dependents. With the adoption of SFAS No. 106, the Telephone Company elected to defer, in accordance with an FCC accounting order and final decision issued by the DPUC on July 7, 1993, recognition of the accumulated postretirement benefit obligation in excess of the fair value of plan assets ("transition obligation") and amortize it over the average remaining service period of 18.4 years. The adoption of SFAS No. 106 had no material effect on 1993 income before income taxes. The Telephone Company's portion of the postretirement benefit cost, including the amortization of the transition obligation, was approximately $45 for 1995, 1994 and 1993, respectively. The Corporation funds the trusts for postretirement health insurance benefits using the Voluntary Employee Beneficiary Association.

Postemployment Benefits - Effective January 1, 1993, the Telephone Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This statement requires employers to accrue benefits provided to former or inactive employees after employment but before retirement. These benefits include workers' compensation, disability benefits and health care continuation coverage for a limited period of time after employment. The standard requires that these benefits be accrued as earned where the right to the benefits accumulates or vests. The cumulative effect of this accounting change reduced 1993 net income by $6.5. The adoption of SFAS No. 112 had no material effect on 1993 income before income taxes. Health care continuation costs, which do not vest, continue to be paid from company funds and are expensed when paid.

NOTE 4:  INCOME TAXES

Effective January 1, 1993, the Telephone Company adopted SFAS No. 109, "Accounting for Income Taxes." Upon adoption of SFAS No. 109, in accordance with SFAS No. 71, the cumulative effect was recorded only in the balance sheet as a regulatory tax asset and liability. The adoption of SFAS No. 109 had no material effect on the 1993 income before income taxes. In the fourth quarter of 1995, the Telephone Company discontinued application of SFAS No. 71 [see Note 2], eliminating the balances related to the regulatory tax asset and liability. The deferred tax balances have been adjusted to reflect application of SFAS No. 109 consistent with unregulated companies.

Income tax expense (benefit) includes the following components:

For the Years Ended December 31,       1995     1994     1993
Federal
Current                             $  91.6   $ 87.9   $ 77.2
Deferred                               20.1      8.7   (103.9)
Investment tax credits, net            (6.9)    (7.9)   (10.5)
Total Federal                         104.8     88.7    (37.2)
State
Current                                24.1     32.7     28.6
Deferred                                5.0       .4    (35.3)
Total State                            29.1     33.1     (6.7)
Total Income Taxes                  $ 133.9   $121.8   $(43.9)

Deferred income tax expense (benefit) resulted primarily from restructuring program costs incurred in 1995 and 1994, which were recorded in the financial statements in 1993 as a part of the restructuring charge. In April 1995, new Connecticut state income tax rates were enacted to accelerate the reduction of current rates. The 1995 Connecticut state income tax rate of 11.25% will gradually decrease to 7.5% in 2000.

A reconciliation between income taxes and taxes computed by applying the statutory federal income tax rate to income
(loss) before income taxes is as follows:

For the Years Ended December 31,            1995     1994     1993
Statutory Federal Income Tax Rate           35.0%    35.0%  (35.0)%
Federal income taxes at statutory rate    $121.6   $107.0  $(26.2)
State income taxes, net of federal
 income tax effect                          18.9     21.5    (4.3)
Depreciation of telephone plant
 construction costs previously
 deducted for tax purposes                   5.1      5.1     6.3
Rate differentials applied to reversing
 temporary differences                      (4.0)    (5.1)   (7.9)
Amortization of investment tax credits      (6.9)    (7.9)  (10.5)
Prior years' tax adjustments and
 other differences, net                      (.8)     1.2    (1.3)
Income Taxes                              $133.9   $121.8  $(43.9)
Effective Tax Rate                          38.5%    39.9%  (58.6)%


Deferred income tax assets (liabilities) are comprised of the following:

At December 31,                                   1995        1994
Depreciation                                   $(28.1)    $(542.2)
Deferred gross earnings tax                         -       (15.9)
Restructuring charge                             30.2       110.4
Unamortized investment tax credits                7.2        31.1
Pension                                          26.0          .5
Software                                         14.9        11.5
Postretirement benefits other than pensions      18.8           -
Other                                            31.0        38.6
Deferred Income Taxes                          $100.0     $(366.0)



NOTE 5:  RESTRUCTURING CHARGE

In December 1993, the Telephone Company recorded a restructuring charge of $335.0, $192.7 after-tax, to provide for a comprehensive restructuring program. Specifically, the program included costs to be incurred to facilitate employee separations. The charge also included incremental costs of: implementing appropriate reengineering solutions; designing and developing new processes and tools to continue the
Telephone Company's provision of excellent service; and retraining of the remaining employees to help them meet the changing demands of customers.

The 1993 restructuring charge was originally estimated as follows:

At December 31,                                          1993
Employee separation costs                              $160.0
Process and systems reengineering                       145.0
Exit and other costs                                     30.0
Total Restructuring Charge                             $335.0

A summary of costs incurred under the restructuring program is as follows:

For the Years Ended December 31,                1995     1994
Employee separation costs                     $107.8    $38.6
Process and systems reengineering               74.2     35.0
Exit and other costs                             5.9      1.5
Total Costs Incurred                          $187.9    $75.1

Costs incurred for employee separations included payments for severance, unused compensated absences and health care continuation, as well as non-cash net pension and postretirement curtailment losses of $99.6 and $12.9 in 1995 and 1994, respectively. Process and systems reengineering costs included incremental costs incurred in connection with the execution of numerous reengineering programs involving network operations, customer service, repair and support processes. Exit and other costs included expenses related to the initial phase of redesigning work space requirements to reduce overall corporate space requirements.

As previously discussed in Note 3, the EOO was available to the bargaining-unit work force during July 1995 and approximately 2,600 employees, or 41.4% of the bargaining-unit work force, accepted the offer. As of December 31, 1995, approximately 2,000 employees had left primarily during the fourth quarter, with the remainder to leave no later than June 1996. The enhanced pension and postretirement benefits under the EOO are expected (through June of 1996) to result in a total non-cash charge of approximately $77, net of settlement gains of approximately $97. In 1995, a non-cash net charge of $99.6 was recorded. The charge included pension and postretirement enhancements and curtailment losses of $173.8 to reflect the acceptance of the EOO, net of settlement gains of $74.2 to account for the estimated lump-sum pension payments made for employee separations during 1995. Future adjustments to the restructuring charge are expected to include settlement gains of approximately $23 in the first half of 1996.

Total employee separations under the restructuring program are expected to approximate up to 4,000. Through the end of 1995, approximately 3,030 employees left the Telephone Company under the restructuring program: 890 employees left under severance plans through the end of 1994 and 2,140 employees left the Telephone Company primarily under the EOO in 1995. The remaining employee separations are expected to occur primarily in 1996. Total employee separations through the end of 1995 were offset partially by an increase in provisional employees resulting in a net reduction in the Telephone Company's work force of 1,485 employees.

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

Since the inception of the restructuring program, the Telephone Company experienced a cumulative reduction in 1995 employee-related expenses of approximately $50, net of costs for provisional employees. Most of the reduction in employee-related expenses, due to the EOO, will be realized in 1996 since the majority of the employee separations occurred in the fourth quarter of 1995, with the remainder to occur no later than June 1996. After full implementation of the restructuring program, the Telephone Company anticipates annual savings of approximately $120 from reduced employee-related expenses, net of costs for provisional employees. These anticipated savings will also be substantially offset by growth in the business.

Cash  expenditures for the restructuring program are estimated to  be  $80 in 1996.  The EOO will be funded primarily by  the
pension   and   postretirement  plans.   Incremental   capital
expenditures related to the restructuring program approximated $29 and $20 in 1995 and 1994, respectively. These items were
recorded   in   telephone  plant and will  result  in   increased
depreciation expense in future years. The Telephone Company currently anticipates total incremental capital expenditures of approximately $30 in 1996 under the restructuring program.

The Telephone Company determined that no additional provision for employee separations is required as a result of evaluating the net impact of the EOO on the restructuring reserve. Specific process and systems reengineering projects under the restructuring program are expected to be completed in 1996. Management expects to maintain an estimated reserve of $13 at the end of 1996, primarily for employee separations. Also, shifts within reserve categories are expected to occur in 1996. The Telephone Company believes that the total restructuring reserve balance of $72.0 as of December 31, 1995 plus the expected net adjustments of approximately $23, discussed previously, are adequate for future estimated costs under the 1993 restructuring program.



NOTE 6: LONG-TERM DEBT

The components of long-term debt are as follows:

At December 31,                         Interest Rates      1995      1994
Unsecured notes                         6.13% to 8.70%    $705.0    $705.0
Debentures                                       4.38%      45.0      45.0
Total Long-term debt                                       750.0     750.0
Unamortized discount and premium, net                       (3.5)     (3.8)
Capital lease obligations                                     .1        .1
Long-term Debt                                            $746.6    $746.3

The   aggregate  principal  amounts  of  long-term  debt   are
scheduled for repayment starting in 2001 through 2033.

In   December  1993,  the  Telephone  Company  filed  a  shelf
registration statement with the SEC to sell up to $540.0 in medium-term notes with maturities ranging from 10 to 40 years.
In December 1993, the Telephone Company announced that it would repurchase up to $220.0 of medium-term notes with interest rates ranging from 9.60% to 9.63%. The Telephone Company
also   irrevocably  called  $200.0  of  8.63%  debentures   by
providing a 30 day legal notice of redemption to the holders. Pursuant to the registration statement, the Telephone Company
sold,  in  December  1993,  with  DPUC  approval,  $445.0   of
unsecured  notes  with interest rates ranging  from  6.13%  to
7.25%.   Of the total medium-term notes refinanced in December
1993, $166.5 in notes were purchased. The Telephone Company also executed an "in-substance defeasance" for the remainder of the notes not repurchased. Sufficient U.S. Government securities were deposited in an irrevocable trust to cover the outstanding principal, interest and call premium payable February 15, 1995. The proceeds were also used to redeem the debentures in January 1994. The costs associated with the refinancing were recorded as an extraordinary charge totaling
$44.0,  net  of  applicable  tax benefits  of  $38.0.   As  of
December   31,   1995,  the  issued  notes  were  outstanding.
Additional notes may be sold in one or more issues from time to time as market conditions warrant.

NOTE 7:  COMMITMENTS AND CONTINGENCIES

The Telephone Company entered into both operating and capital leases for facilities and equipment used in its operations. Rental expense under operating leases was $24.9, $28.7 and $30.3 for 1995, 1994 and 1993, respectively. Future minimum rental commitments under third party, noncancelable leases include $19.5 in 1996, $18.5 in 1997, $17.7 in 1998, $15.4 in
1999, $13.9 in 2000 and $33.2 thereafter. Capital leases were not significant.

Included in future minimum rental commitments for operating leases are amounts attributable to leases with affiliates totaling $51.2.

The Telephone Company expects total capital expenditures of approximately $349 for additions to telephone plant during 1996. In connection with the capital program, the Telephone Company has made certain commitments for the purchase of material and equipment.

In June 1995, a U.S. District Court decision was issued in favor of the Department of Labor against the Corporation and the Telephone Company. The decision held that the Corporation and the Telephone Company violated certain sections of the Fair Labor Standards Act and was liable for back wages and liquidating damages. The Corporation and the Telephone Company are appealing this decision. The Telephone Company recorded a liability of $11.0 as its anticipated cost of total damages for this and other litigation matters, which was charged to operating and maintenance expenses in 1995.



NOTE 8: FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments - The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it was practicable to estimate that value:

Cash and Temporary Cash Investments - The carrying amount approximates fair value because of the short maturity of those instruments.

Long-term Debt - The fair value of long-term debt (excluding capital leases) was estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Telephone Company for debt of the same remaining maturities.

The carrying amount and estimated fair value of financial instruments are as follows:

At December 31,                             1995                1994
                                     Carrying  Fair      Carrying   Fair
                                     Amount    Value     Amount     Value
Cash and temporary cash investments  $ 70.5    $ 70.5    $ 44.2    $ 44.2
Long-term debt                       (746.5)   (776.6)   (746.2)   (655.8)

Concentration of Credit Risk - Financial instruments that potentially subject the Telephone Company to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. The Telephone Company places its temporary cash investments with the Corporation, who in turn places its temporary cash investments with high-quality financial institutions. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers in the Telephone Company's customer base.



NOTE 9:  COMMON, PREFERRED AND PREFERENCE SHARES

The Telephone Company is authorized to issue up to 70,000,000 shares of common stock at a par value of $12.50 per share, as well as 500,000 shares of preferred stock at a par value of $50.00 per share and 50,000,000 shares of preference stock at a par value of $1.00 per share. No preferred or preference shares have been issued pursuant to these authorizations.



NOTE 10:  SUPPLEMENTAL FINANCIAL INFORMATION

Supplemental Cash Flow Information

For the Years Ended December 31,       1995     1994     1993
Interest Paid                       $  53.0  $  61.3    $74.0
Income Taxes Paid                    $122.1   $123.9    $98.8


Supplemental Income Statement Information

For the Years Ended December 31,       1995     1994     1993
Advertising Expense                   $18.5    $15.6    $11.2
Depreciation and amortization:
   Depreciation                      $297.6   $292.7   $261.4
   Amortization                         3.3      3.1      3.8
Total Depreciation and
Amortization                         $300.9   $295.8   $265.2
Interest expense:
   Long-term obligations              $52.6    $53.0    $64.4
   Short-term obligations                 -       .5      1.5
   Other                                 .3       .4      2.1
Total Interest Expense                $52.9    $53.9    $68.0

During 1995, 1994 and 1993, revenues earned from providing services to AT&T Corp. accounted for 11.2%, 11.9% and 12.3%, respectively, of total revenues.

Supplemental Balance Sheet Information

At December 31,                                 1995     1994
Deferred charges and other assets:
   Deferred charges [see Note 2]              $   .8   $ 49.8
   Regulatory tax asset [see Note 2]               -     62.2
   Prepaid pension cost                            -     37.7
   Other assets                                 52.4     97.6
Total Deferred Charges and Other Assets        $53.2   $247.3
Other current liabilities:
   Dividends payable                           $23.0    $30.0
   Accrued postemployment benefit obligation    11.1     11.2
   Accrued interest                             10.2     10.3
   Other current liabilities                    17.5     21.2
Total Other Current Liabilities                $61.8    $72.7
Other liabilities and deferred credits:
   Accrued pension cost                      $  67.8  $  38.5
   Regulatory tax liability [see Note 2]           -     84.2
   Other                                        81.6    108.6
Total Other Liabilities and Deferred Credits  $149.4   $231.3



NOTE 11:  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Year Ended December 31,           1st      2nd      3rd      4th     Full
                                  QTR      QTR      QTR      QTR     Year

1995
Total Revenues                  $374.0   $374.0   $384.0  $ 376.5  $1,508.5
Operating Income                $101.5   $ 89.5   $101.5  $ 107.9  $  400.4
Net (Loss) Income:
Income Before
 Extraordinary Charge           $ 53.5   $ 46.8   $ 55.6  $  57.7  $  213.6
Extraordinary Charge [see            -        -        -   (716.3)   (716.3)
 Note 2]

Net (Loss) Income               $ 53.5   $ 46.8   $ 55.6  $(658.6) $ (502.7)

1994
Total Revenues                  $369.4   $371.1   $367.6  $369.8   $1,477.9
Operating Income                $ 86.2   $ 93.6   $ 89.3  $ 90.4   $  359.5
Net Income                      $ 43.1   $ 47.8   $ 45.4  $ 47.5   $  183.8

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



                            PART IV


Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)  Documents filed as part of the report:                 Page

     (1)  Report  of Independent Accountants                 14

          Financial Statements Covered by Report of
          Independent Accountants

            Statements of (Loss) Income and Retained
             Earnings - for the years ended December 31,
             1995, 1994 and 1993                             15

            Balance Sheets - as of December 31, 1995
             and 1994                                        16

            Statements of Cash Flows - for the years
             ended December 31, 1995, 1994 and 1993          18

            Notes to Financial Statements                    19

     (2) Financial Statement Schedule Covered by Report of Independent Accountants for the three years ended December 31, 1995:

            II - Valuation and Qualifying Accounts           36

     Schedules other than those listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not applicable.

  (3)      Exhibits:

Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto. Exhibits numbered 10(iii)(A)1 through 10(iii)(A)15 are management contracts or compensatory plans required to be filed as exhibits pursuant to Item 14 (c) of Form 10-K.


Exhibit
Number

3a Amended and Restated Certificate of Incorporation of the registrant as filed June 14, 1990 (Exhibit
              3a  to  1990 Form 10-K dated 3/25/91, File  No.  1-
              6654).

3b By-Laws of the registrant as amended and restated through May 11, 1988 (Exhibit 3b to 1988 Form 10-K dated 3/23/89, File No. 1-6654).

4 Indenture dated December 13, 1993 between the registrant and Fleet National Bank of Connecticut, Trustee, issued in connection with the sale of $200,000,000 of 6 1/8% Medium-Term Notes, Series C, due December 15, 2003 and $245,000,000 of 7 1/4%
              Medium-Term Notes, Series C, due December 15, 2033 (Exhibit 4 to 1994 Form 10-K dated 3/10/95, File No. 1-6654).

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

10(iii)(A)5   SNET  Pension Benefit Plan as amended November  1,
              1991  (Exhibit 10-A to Form SE dated 3/20/92, File
              No.  1-9157).  Amendments dated December  8,  1993
              (Exhibit  10(iii)(A)5  to  1993  Form  10-K  dated
              3/23/94,   File  No.  1-9157).   Amendment   dated
              February 8, 1995 (Exhibit 10(iii)(A)5 to 1994 Form
              10-K  dated 3/10/95, File No. 1-9157).   Amendments
              effective December 13, 1995 and January 1, 1996
              (Exhibit 10(iii)(A)5 to 1995 Form 10-K dated 3/20/96,
              File No. 1-9157).

  (3)      Exhibits (continued):


Exhibit
Number

10(iii)(A)6  SNET  Management Pension Plan as amended March  31,
             1995.   Amendments effective December 20, 1995 through
             April 1, 1996 (Exhibit 10(iii)(A)6 to 1995 Form 10-K dated 3/20/96, File No. 1-9157).

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

10(iii)(A)13 SNET  Non-Employee  Director Stock  Plan  effective
             January   1,  1994  (Exhibit  4.4  to  Registration
             Statement No. 33-51055, File No. 1-9157)

10(iii)(A)14 Description  of  SNET Executive Retirement  Savings
             Plan  (Exhibit 10(iii)(A)14 to 1993 Form 10-K dated
             3/23/94, File No. 1-9157).

10(iii)(A)15 SNET  1995  Stock  Incentive Plan (Exhibit  4.4  to
             Registration No. 33-64975, File No. 1-9157).

  (3)      Exhibits (continued):


Exhibit
Number

12           Computation of Ratio of Earnings to Fixed Charges.

23           Consent of Independent Accountants.

24a          Power of Attorney.

24b          Board of Directors' Resolution.

27           Financial Data Schedule

99a          Annual Report on Form 11-K for the plan year  ended
             December   31,   1995  for  the   SNET   Management
             Retirement  Savings  Plan  will  be  filed  as   an
             amendment prior to June 30, 1996.

99b          Annual Report on Form 11-K for the plan year  ended
             December  31,  1995  for the SNET  Bargaining  Unit
             Retirement  Savings  Plan  will  be  filed  as   an
             amendment prior to June 30, 1996.




(b) Reports on Form 8-K:

    On October 24, 1995, the Telephone Company filed a report on
    Form   8-K,   dated   October  23,  1995,   announcing   the
    Corporation's financial results for the third quarter of 1995.

    On January 22, 1996, the Telephone Company filed a report on Form 8-K, dated January 22, 1996, announcing the Corporation's 1995 financial results, including the fact that it discontinued use of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation."

                          SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SOUTHERN NEW ENGLAND TELEPHONE COMPANY

By   /s/ Donald R. Shassian

         Donald R. Shassian, Senior Vice President and Chief Financial Officer

                                     March 20, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

PRINCIPAL EXECUTIVE OFFICER:

  Daniel J. Miglio*
  Chairman, President, Chief Executive Officer and Director

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

  Donald R. Shassian                     By  /s/ Donald R. Shassian
  Senior Vice President                  (Donald R. Shassian, as attorney-
   and Chief Financial Officer            in-fact and on his own behalf)

DIRECTORS:

  William F. Andrews*
  Richard H. Ayers*
  Zoe Baird*
  Robert L. Bennett*
  Barry M. Bloom*                         March 20, 1996
  Frank J. Connor*
  William R. Fenoglio*
  Claire L. Gaudiani*
  James R. Greenfield*
  Ira D. Hall*
  Burton G. Malkiel*
  Frank R. O'Keefe, Jr.*

                                        * by power of attorney


          THE SOUTHERN NEW ENGLAND TELEPHONE COMPANY

        SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                     (Dollars in Millions)

COLUMN A       COLUMN B             COLUMN C            COLUMN D    COLUMN E

                                    Additions
              Balance at                                             Balance
             beginning of  Charged to   Charged to                   at end
Description    period       expense   other accounts   Deductions   of period

Allowance for Uncollectible
  Accounts Receivable:

   Year 1995    $24.9       $15.5          $2.9  (a)     $17.2 (b)     $26.1
   Year 1994     21.6        18.5           6.9  (a)      22.1 (b)      24.9
   Year 1993     20.4        24.9           3.5  (a)      27.2 (b)      21.6


Restructuring Charge:

   Year 1995   $259.9       $   -          $  -         $187.9 (c)   $ 72.0
   Year 1994    335.0           -             -           75.1 (c)    259.9
   Year 1993        -       335.0             -              -        335.0


(a) Includes amounts previously written off that were credited directly to this account when recovered and miscellaneous amounts.

(b)  Includes amounts written off as uncollectible.

(c) Includes non-cash amounts charged against the restructuring reserve of $99.6 in 1995 and $12.9 in 1994, primarily net pension and postretirement curtailment losses.

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

3b By-Laws of the registrant as amended and restated through May 11, 1988 (Exhibit 3b to 1988 Form 10-K dated 3/23/89, File No. 1-6654).

4 Indenture dated December 13, 1993 between the registrant and Fleet National Bank of Connecticut, Trustee, issued in connection with the sale of $200,000,000 of 6 1/8% Medium-Term Notes, Series C, due December 15, 2003 and $245,000,000 of 7 1/4%
              Medium-Term Notes, Series C, due December 15, 2033 (Exhibit 4 to 1994 Form 10-K dated 3/10/95, File No. 1-6654).

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

10(iii)(A)5   SNET  Pension Benefit Plan as amended November  1,
              1991  (Exhibit 10-A to Form SE dated 3/20/92, File
              No.  1-9157).  Amendments dated December  8,  1993
              (Exhibit  10(iii)(A)5  to  1993  Form  10-K  dated
              3/23/94,   File  No.  1-9157).   Amendment   dated
              February 8, 1995 (Exhibit 10(iii)(A)5 to 1994 Form
              10-K  dated 3/10/95, File No. 1-9157).   Amendments
              effective December 13, 1995 and January 1, 1996
              (Exhibit 10(iii)(A)5 to 1995 Form 10-K dated 3/20/96,
              File No. 1-9157).

10(iii)(A)6  SNET  Management Pension Plan as amended March  31,
             1995.   Amendments effective December 20, 1995 through
             April 1, 1996 (Exhibit 10(iii)(A)6 to 1995 Form 10-K dated 3/20/96, File No. 1-9157).

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

10(iii)(A)13 SNET  Non-Employee  Director Stock  Plan  effective
             January   1,  1994  (Exhibit  4.4  to  Registration
             Statement No. 33-51055, File No. 1-9157)

10(iii)(A)14 Description  of  SNET Executive Retirement  Savings
             Plan  (Exhibit 10(iii)(A)14 to 1993 Form 10-K dated
             3/23/94, File No. 1-9157).

10(iii)(A)15 SNET  1995  Stock  Incentive Plan (Exhibit  4.4  to
             Registration No. 33-64975, File No. 1-9157).

12           Computation of Ratio of Earnings to Fixed Charges.

23           Consent of Independent Accountants.

24a          Power of Attorney.

24b          Board of Directors' Resolution.

27           Financial Data Schedule

99a          Annual Report on Form 11-K for the plan year  ended
             December   31,   1995  for  the   SNET   Management
             Retirement  Savings  Plan  will  be  filed  as   an
             amendment prior to June 30, 1996.

99b          Annual Report on Form 11-K for the plan year  ended
             December  31,  1995  for the SNET  Bargaining  Unit
             Retirement  Savings  Plan  will  be  filed  as   an
             amendment prior to June 30, 1996.