Form 10-Q
period 1996-03-31
SOUTHERN NEW ENGLAND TELEPHONE CO
filed 1996-05-07
CIK 92244

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549
                            FORM 10-Q

(Mark One)

X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1996.


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



                 PART I - FINANCIAL INFORMATION


The Southern New England Telephone Company ("Telephone Company") is a wholly-owned telephone operating subsidiary of Southern New England Telecommunications Corporation ("Corporation") and has its principal executive offices at 227 Church Street, New Haven, Connecticut 06510 (telephone number (203) 771-5200).

The condensed financial statements on the following pages have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments of a normal recurring nature necessary for fair presentation for each period shown. The 1995 financial statements have been reclassified to conform to the current year presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Operating results for any interim periods, or comparisons between interim periods, are not necessarily indicative of the results that may be expected for full fiscal years. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Telephone Company's 1995 Annual Report on Form 10-K.

Form 10-Q - Part I     The Southern New England Telephone Company


      CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS


                                                 (Unaudited)
                                        For the Three Months Ended
                                                 March 31,
Dollars in Millions                        1996           1995

Revenues
Local service                            $ 164.7        $ 157.4
Network access                              97.0           91.5
Intrastate toll                             66.4           69.1
Publishing and other                        60.3           58.7
Total Revenues                             388.4          376.7

Costs and Expenses
Operating                                  106.3          105.6
Maintenance                                 86.4           83.1
Depreciation and amortization               74.4           74.8
Taxes other than income                     12.8           13.0
Total Costs and Expenses                   279.9          276.5

Operating Income                           108.5          100.2

Interest expense                            11.6           13.2
Other income, net                            1.0            1.3

Income Before Income Taxes                  97.9           88.3

Income taxes                                38.2           34.8

Net Income                               $  59.7       $   53.5

Retained Earnings, Beginning of Period   $  31.8        $ 648.0
  Net income                                59.7           53.5
  Dividends declared to parent             (35.6)         (32.0)
Retained Earnings, End of period         $  55.9        $ 669.5


The accompanying notes are an integral part of these financial statements.

Form 10-Q - Part I    The Southern New England Telephone Company


                    CONDENSED BALANCE SHEETS


Dollars in Millions                      March 31, 1996    December 31, 1995
                                           (Unaudited)
Assets
Cash and temporary cash investments          $   124.2      $   70.5
Accounts receivable, net of allowance for
  uncollectibles of $26.2 and $24.9,
  respectively                                   296.3         298.1
Accounts receivable from affiliates               11.0          10.9
Materials and supplies                            11.1          10.7
Prepaid publishing                                36.4          37.2
Deferred income taxes                             50.5          57.8
Other current assets                              50.0          25.2
Total Current Assets                             579.5         510.4
Total telephone plant, at cost                 4,198.7       4,166.9
Less:  Accumulated depreciation                2,893.6       2,832.9
Net Telephone Plant                            1,305.1       1,334.0
Deferred charges and other assets                 65.9          53.2
Total Assets                                  $1,950.5      $1,897.6

Liabilities and Shareholder's Equity
Accounts payable and accrued expenses        $   203.3      $  180.9
Restructuring charge - current                    41.2          59.0
Advance billings and customer deposits            44.8          43.0
Accrued compensated absences                      33.8          33.8
Accounts payable to affiliates                    17.7          29.6
Other current liabilities                         93.7          61.8
Total Current Liabilities                        434.5         408.1

Long-term debt                                   746.7         746.6
Unamortized investment tax credits                17.0          17.6
Restructuring charge - long-term                  12.6          13.0
Other liabilities and deferred credits           152.7         149.4
Total Liabilities                              1,363.5       1,334.7

Shareholder's Equity
Common Stock; $12.50 par value;
  30,428,596 shares issued and
  30,385,900 outstanding                         380.4         380.4
Proceeds in excess of par value                  152.1         152.1
Retained earnings                                 55.9          31.8
Less:  Treasury stock; 42,696 shares, at cost     (1.4)         (1.4)
Total Shareholder's Equity                       587.0         562.9
Total Liabilities and Shareholder's Equity    $1,950.5      $1,897.6

The accompanying notes are an integral part of these financial statements.

Form 10-Q - Part I     The Southern New England Telephone Company


               CONDENSED STATEMENTS OF CASH FLOWS

                                                           (Unaudited)
                                                    For the Three Months Ended
                                                            March 31,
Dollars in Millions                                      1996         1995

Operating Activities
  Net income                                            $  59.7     $  53.5
  Adjustments to reconcile net income to
    cash provided by operating activities:
      Depreciation and amortization                        74.4        74.8
      Restructuring payments                              (18.2)      (15.9)
      Change in operating assets and liabilities, net      13.5        40.2
      Other, net                                            3.5         4.5
  Net Cash Provided by Operating Activities               132.9       157.1

Investing Activities
  Cash expended for capital additions                     (57.3)      (78.7)
  Other, net                                                1.1         1.0
  Net Cash Used by Investing Activities                   (56.2)      (77.7)

Financing Activities
  Cash dividends paid                                     (23.0)      (30.0)
  Net Cash Used by Financing Activities                   (23.0)      (30.0)

Increase in Cash and Temporary Cash Investments            53.7        49.4

Cash and temporary cash investments at
  beginning of period                                      70.5        44.2

Cash and Temporary Cash Investments at
  End of Period                                        $  124.2    $   93.6

Income Taxes Paid                                      $    9.5    $     .1

Interest Paid                                          $   10.2    $   10.3


The accompanying notes are an integral part of these financial statements.

Form 10-Q - Part I   The Southern New England Telephone Company


                  NOTES TO FINANCIAL STATEMENTS
                      (Dollars in Millions)
                           (Unaudited)

Note 1:  Significant Accounting Policies

Accounting   Pronouncement  -  Effective  January  1,   1996,   the
Telephone Company implemented Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-
Lived  Assets and for Long-Lived Assets to Be Disposed Of."   The
implementation did not have a material impact on the financial statements.

Note 2:  Restructuring Charge

In December 1993, the Telephone Company recorded a restructuring charge of $335.0 to provide for a comprehensive restructuring program. Specifically, the program included costs to be incurred to facilitate employee separations. The charge also included incremental costs of: implementing appropriate reengineering solutions; designing and developing new processes and tools to continue the Telephone Company's provision of excellent service; and retraining of the remaining employees to help them meet the changing demands of customers.

The original 1993 restructuring charge and costs incurred during 1994 and 1995 are summarized as follows:

                          Balance     Costs     Costs    Balance
                             at     incurred  incurred      at
                          Dec. 31,   during    during    Dec. 31,
                            1993      1994      1995       1995
Employee separation costs  $160.0     $38.6    $107.8     $13.6
Process and systems
  reengineering             145.0      35.0      74.2      35.8
Exit and other costs         30.0       1.5       5.9      22.6
Total                      $335.0     $75.1    $187.9     $72.0

The  Telephone Company incurred restructuring costs in 1996 as follows:

For the Three Months Ended March 31,                        1996
Employee separation costs                                  $ 3.8
Process and systems reengineering                           13.4
Exit and other costs                                         1.0
Total Costs Incurred                                       $18.2

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

In July 1995, the early-out offer ("EOO") was available to the bargaining-unit work force and approximately 2,600 employees, or 41.4% of the total bargaining-unit work force, accepted the offer. As of March 31, 1996, approximately 2,080 employees had left the Telephone Company, with the remaining 520 employees to leave no later than June 1996. Future adjustments to the restructuring charge are expected to include pension settlement gains of approximately $23 in the second quarter of 1996.

Form 10-Q - Part I   The Southern New England Telephone Company


                  NOTES TO FINANCIAL STATEMENTS
                      (Dollars in Millions)
                           (Unaudited)

Total employee separations under the restructuring program are expected to approximate up to 4,000 employees. As of March 31, 1996, approximately 3,260 employees had left the Corporation under the restructuring program: 890 employees left under severance plans through the end of 1994, 2,140 employees left primarily under the EOO in 1995 and 230 employees left under the EOO and severance plans in the first quarter of 1996. The remaining employee separations are expected to occur primarily in 1996. Total employee separations to date were offset partially by an increase in provisional employees.

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

As a result of employee separations since March 31, 1995, employee-related expenses for the first quarter of 1996 were reduced by approximately $16 compared with the first quarter 1995, net of costs for provisional employees. Most of the reduction in employee-related expenses, due to the EOO, will be realized in 1996 since the majority of the employee separations occurred in the fourth quarter of 1995, with the remainder to occur no later than June 1996. After full implementation of the restructuring program, the Corporation anticipates annual savings of approximately $120 from reduced employee-related expenses, net of costs for provisional employees. These anticipated savings will also be substantially offset by growth in the business.

Cash expenditures for the restructuring program are estimated to be $80 in 1996. The EOO was funded primarily by the pension and postretirement plans. Incremental capital expenditures related to the restructuring program approximated $5 in the first quarter of 1996. These items were recorded in property, plant and equipment and will result in increased depreciation expense in future years. The Corporation currently anticipates total incremental capital expenditures of approximately $30 in 1996 under the restructuring program.

Specific process and systems reengineering projects under the restructuring program are expected to be completed in 1996. In addition, shifts within reserve categories are expected to occur in 1996. Management believes that the total restructuring reserve balance of $53.8 as of March 31, 1996 plus the expected net adjustments of approximately $23, discussed previously, are adequate for future estimated costs under the restructuring program.

Form 10-Q - Part I   The Southern New England Telephone Company


              MANAGEMENT'S DISCUSSION AND ANALYSIS
                      (Dollars in Millions)

Comparison of three months ended March 31, 1996 vs. three months ended March 31,1995

Operating Results

 Net income was $59.7 in 1996 compared with $53.5 in 1995. The increase was due to strong growth in demand for local service and network access combined with cost-reduction initiatives, offset partially by anticipated lower intrastate toll rates.

Revenues and Sales

 For the Three Months Ended March 31,             1996       1995
 Local service                                  $164.7     $157.4
 Network access                                   97.0       91.5
 Intrastate toll                                  66.4       69.1
 Publishing and other                             60.3       58.7
 Total Revenues                                 $388.4     $376.7

 Local service revenues, derived from providing local exchange, public telephone and local private line services, increased $7.3, or 4.6%, in 1996. The increase was due primarily to
 strong   growth   of  3.3%  in  access  lines  in   service   to
 approximately  2,090,000  lines as  of  March  31,  1996.   This
 increase included significant growth in second residential access lines. Local service revenues also increased due to growth in subscriptions to SmartLink[R] advanced calling features, including Caller ID, missed call dialing, call blocking and call tracing. Management expects competition to impact local service revenues beginning in 1996 as other telecommunications providers start to offer local service during the year [see Competition].

 Network access revenues, generated primarily from interstate and intrastate services, increased $5.5, or 6.0%. Interstate access revenues increased $3.6, or 4.1%, due primarily to growth in interstate minutes of use of approximately 9% and an increase in access lines in service, discussed previously. Partially offsetting the impact of the increase in minutes of use was a decrease in tariff rates implemented on August 1, 1995, in accordance with the Telephone Company's annual Federal Communications Commission ("FCC") filing under price cap regulation. In addition, intrastate access revenues increased $1.9 due primarily to an increase in intrastate minutes of use by competitive providers of intrastate long-distance service.

 Intrastate toll revenues, which include primarily revenues from toll and WATS services, decreased $2.7, or 3.9%. Toll message revenues decreased $2.1 due primarily to reduced intrastate toll rates, offset partially by a 6.2% increase in toll message volume. The decline in rates was attributable to the introduction of several discount calling plans that provide competitive options to business and residence customers. Higher toll volume was due mainly to stormy weather experienced in Connecticut during the first three months of 1996. The offering of competitive discount calling plans and the implementation of intrastate equal access through December 1996 will continue to place downward pressure on intrastate toll revenues.

 Growth in Yellow Pages advertising was the primary contributor to the $1.6 increase in publishing and other revenues.

Form 10-Q - Part I   The Southern New England Telephone Company


              MANAGEMENT'S DISCUSSION AND ANALYSIS
                      (Dollars in Millions)

Comparison of three months ended March 31, 1996 vs. three months ended March 31,1995

Costs and Expenses

 For the Three Months Ended March 31,             1996     1995
 Operating                                       $106.3  $105.6
 Maintenance                                       86.4    83.1
 Total operating costs                            192.7   188.7
 Depreciation and amortization                     74.4    74.8
 Taxes other than income                           12.8    13.0
 Total Costs and Expenses                        $279.9  $276.5

 Operating  costs -  Operating costs consist primarily of employee-
 related  expenses,  including  wages  and  benefits.   Cost   of
 services and general and administrative expenses, including marketing, represent the remaining portion of these expenses. Total operating costs increased $4.0, or 2.1%, due primarily to an increase in contracted services for systems operations (i.e., outsourcing of data center operations) and an increase in
 advertising.   Partially  offsetting  these  increases   was   a
 reduction in employee-related expenses as a result of a  smaller
 work  force.   The Telephone Company's work force  decreased  to
 8,218 employees at March 31, 1996, compared with 9,141 employees at March 31, 1995, due primarily to the EOO and severance
 programs  under  the restructuring program [see  Note  2].   The
 decrease in employee-related expenses was partially offset by overtime for storm-related repairs and a compensation increase for bargaining-unit employees. Employee-related expense savings are anticipated to continue from employee separations.

Interest Expense

 For the Three Months Ended March  31,              1996    1995
 Interest expense                                  $11.6   $13.2

 Interest expense decreased $1.6, or 12.1%, due primarily to reporting capitalized interest as a cost of telephone plant and a reduction to interest expense. Prior to the discontinuance of SFAS No. 71, capitalized interest was reported as a component of other income, net.

Income Taxes

 For the Three Months Ended March  31,              1996    1995
 Income Taxes                                      $38.2   $34.8

 The combined federal and state effective tax rate for the three months ended March 31, 1996 was 39.0% compared with 39.4% for the same period in 1995. The decrease in the effective tax rate was due primarily to the combined effect of lower Connecticut state tax rates and a higher level of tax credits in 1996.

Form 10-Q - Part I    The Southern New England Telephone Company


              MANAGEMENT'S DISCUSSION AND ANALYSIS
                      (Dollars in Millions)

Comparison of balances as of March 31, 1996 vs. December 31, 1995

Other Current Assets
 Other current assets increased $24.8 due primarily to an increase in prepaid property taxes partially offset by a decrease in income taxes receivable. The increase in prepaid property taxes is a result of the Telephone Company's annual payment of property taxes in March 1996. The prepaid property taxes will be amortized over the remainder of 1996. The decrease in income taxes receivable was due to the timing of income tax payments.

Accounts Payable and Accrued Expenses
 Accounts payable and accrued expenses increased $22.4 due to timing of payments of accounts payable.

Other Current Liabilities
 Other current liabilities increased $31.9 due to the timing of income tax payments and an increase in dividends payable.

Liquidity and Capital Resources

 The Telephone Company generated cash flows from operations of $132.9 during the three months ended March 31, 1996 as compared with $157.1 during the three months ended March 31, 1995. The decrease was due primarily to higher income tax payments as well as the timing of accounts receivable collections. The primary use of corporate funds continued to be capital expenditures.

 For the three months ended March 31, 1996, cash outlays relating to the Telephone Company's restructuring charge totaled $18.2. Primarily all of the expenditures related to incremental costs incurred for executing numerous reengineering programs during the first three months of 1996. All cash expenditures were funded with cash flows from operations. Management anticipates that cash expenditures in connection with the restructuring program will approximate $80 in 1996 and will be funded from operations.


Competition

The Telephone Company is experiencing increased competition from companies and carriers, including competitive access providers, that construct and operate their own communications systems and networks, as well as from companies that resell the telecommunications systems and networks of underlying carriers. Over 105 telecommunications providers have received approval from the Department of Public Utility Control ("DPUC") to offer competitive intrastate long-distance services. In addition, over 45 companies have filed for initial certificates of public convenience and necessity and are awaiting DPUC approval. The implementation of intrastate equal access for all dual preferred interexchange carrier capable switches will be completed by December 1996.

Form 10-Q - Part I   The Southern New England Telephone Company


              MANAGEMENT'S DISCUSSION AND ANALYSIS
                      (Dollars in Millions)

To provide competitive products, the Telephone Company, with its affiliates, has realigned its discount and rate structures to provide Connecticut customers with SNET All Distance[SM], a seamless toll service product line which includes discount calling plans that combine intrastate, interstate and international calling. The migration of customers to these bundled calling plans will continue to place downward pressure on intrastate toll rates and revenues.

Concerning competition for local exchange service, eight telecommunications providers have been granted a certificate of public convenience and necessity for local service and four additional applications are pending before the DPUC. The effect of increased competition on local service revenues cannot be predicted at this time. While some customers may purchase services from competitors, the Telephone Company expects that most competitors will utilize its network and that increased network access revenues will offset a portion of local service revenues lost to competition. Local service competition began in 1996.


Regulatory Matters

State Regulatory Initiatives

In March 1996, the DPUC issued a decision that replaces traditional rate of return regulation with alternative (price based) regulation to be employed during the transition to full competition. The decision contains the following major items: price cap regulation for non-competitive services; a five year monitoring period on financial results; and a price cap formula on services categorized as non-competitive (utilizing an inflation factor, a 5% productivity offset, a narrowly defined exogenous factor, a potential service quality adjustment and various pricing bands). In addition, basic local service rates for residence, business and coin may not be raised above current levels until January 1, 1998, at which time the price cap formula becomes effective for these services, unless they have been reclassified into the emerging competitive or competitive categories. The decision also authorized a rate of return on the Telephone Company's common equity of 11.90% during the monitoring period. The impact of these changes on the Telephone Company's operating results will depend on the timing of classifying the various products and services into categories (non-competitive, emerging competitive and competitive) for pricing (banding) changes. As of March 31, 1996, the Telephone Company's rate of return was below the 11.90% threshold.

Federal Regulatory Initiatives

On January 17, 1996, the Telephone Company filed with the FCC a petition requesting authorization to provide interstate and international telecommunications services under non-dominant regulation. If approved, the Telephone Company would provide the service rather than SNET America, Inc., a separate subsidiary of the Corporation.

On February 1, 1996, the U.S. Congress passed legislation that created broad changes in telecommunications law and regulation nationwide. The majority of the federal legislation is consistent with legislation enacted by the State of Connecticut in 1994. Certain provisions of the federal legislation relating to the prices the Telephone Company charges competitors for certain services (those that are below cost today based on their end use prices) could, however, have the effect of producing

Form 10-Q - Parts I & II   The Southern New England Telephone Company

              MANAGEMENT'S DISCUSSION AND ANALYSIS
                      (Dollars in Millions)

below cost prices, therefore necessitating the development of a significantly larger state universal service fund than previously anticipated. The legislation allows local exchange carriers ("LECs") with less than 2% of the nation's access lines, including the Telephone Company, to petition the DPUC for a suspension or modification of certain requirements under the federal law that apply specifically to LECs. The DPUC may grant a suspension or modification of the requirements if such action is consistent with the public interest and avoids a significant adverse economic impact on users or a requirement that is unduly economically burdensome or technically infeasible. The Telephone Company filed such a petition with the DPUC on March 15, 1996.

On April 2, 1996, the Telephone Company filed its 1996 annual interstate access tariff under price cap regulation to become effective July 1, 1996. The Telephone Company again elected a 4.0% productivity factor and will be allowed to earn up to a 12.25% interstate rate of return annually before any sharing mechanism is invoked. The filing, if approved by the FCC, is anticipated to decrease interstate network access revenues by $.6 for the period July 1, 1996 to June 30, 1997. Management expects this decrease to be offset by increased demand. The price cap interstate rate of return of 11.58% for calendar year 1995 was also reported to the FCC.


                  PART II  -  OTHER INFORMATION

Item 1.   Legal Proceedings

          There were no material developments in the first quarter of 1996.


Item 6    Exhibits and Reports on Form 8-K

    (b)   Reports on Form 8-K

          On  January 22, 1996, the Telephone Company  filed  a
          report   on   Form  8-K,  dated  January  22,   1996,
          announcing the Corporation's 1995 financial results.

          On April 23, 1996, the Telephone Company filed a report on Form 8-K, dated April 23, 1996, announcing the Corporation's financial results for the first quarter of 1996.

Form 10-Q - Part II    The Southern New England Telephone Company





                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   The Southern New England Telephone Company

May 7, 1996



                   /s/ Donald R. Shassian
                       Donald R. Shassian, Senior Vice President
                       and Chief Financial Officer