Form 10-Q
period 1996-06-30
SOUTHERN NEW ENGLAND TELEPHONE CO
filed 1996-08-08
CIK 92244

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549
                            FORM 10-Q

(Mark One)

X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1996.

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



                 PART I - FINANCIAL INFORMATION


The Southern New England Telephone Company ("Telephone Company") is a wholly owned telephone operating subsidiary of Southern New England Telecommunications Corporation ("Corporation") and has its principal executive offices at 227 Church Street, New Haven, Connecticut 06510 (telephone number (203) 771-5200).

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

Form 10-Q -  Part I  The Southern New England Telephone Company


      CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS


                                            (Unaudited)
                                For the Three Months     For the Six Months
                                 Ended June 30,           Ended June 30,
Dollars in Millions                1996      1995          1996      1995

Revenues
Local service                   $ 168.5   $ 160.0       $ 333.2   $ 317.4
Network access                     97.1      93.0         194.1     184.5
Intrastate toll                    64.6      66.5         131.0     135.6
Publishing and other               58.2      57.2         118.5     115.9
Total Revenues                    388.4     376.7         776.8     753.4

Costs and Expenses
Operating                         117.7     114.2         224.0     219.8
Maintenance                        82.1      85.5         168.5     168.6
Depreciation and amortization      74.9      75.2         149.3     150.0
Taxes other than income            11.8      13.6          24.6      26.6
Total Costs and Expenses          286.5     288.5         566.4     565.0

Operating Income                  101.9      88.2         210.4     188.4

Interest expense                   11.5      13.2          23.1      26.4
Other income, net                    .4       1.3           1.4       2.6

Income Before Income Taxes         90.8      76.3         188.7     164.6

Income taxes                       34.7      29.5          72.9      64.3

Net Income                      $  56.1   $  46.8       $ 115.8   $ 100.3

Retained Earnings, Beginning    $  55.9   $ 669.5       $  31.8   $ 648.0
 of Period
  Net income                       56.1      46.8         115.8     100.3
  Dividends declared to parent    (39.0)    (29.5)        (74.6)    (61.5)
Retained Earnings,End of Period $  73.0   $ 686.8       $  73.0   $ 686.8

The accompanying notes are an integral part of these financial statements.

Form 10-Q - Part I   The Southern New England Telephone Company


                    CONDENSED BALANCE SHEETS


Dollars in Millions                       June 30, 1996   December 31, 1995
                                           (Unaudited)
Assets
Cash and temporary cash investments         $   97.2          $   70.5
Accounts receivable, net of allowance
 for uncollectibles of $29.8 and $26.1,
 respectively                                  286.5             298.1
Accounts receivable from affiliates              9.8              10.9
Materials and supplies                          14.1              10.7
Prepaid publishing                              34.8              37.2
Deferred income taxes                           54.0              57.8
Other current assets                            40.8              25.2
Total Current Assets                           537.2             510.4
Total telephone plant, at cost               4,244.3           4,166.9
Less:  Accumulated depreciation              2,938.3           2,832.9
Net Telephone Plant                          1,306.0           1,334.0
Deferred charges and other assets               65.5              53.2
Total Assets                                $1,908.7          $1,897.6

Liabilities and Shareholder's Equity
Accounts payable and accrued expenses       $  168.5          $  180.9
Restructuring charge - current                  45.7              59.0
Advance billings and customer deposits          43.9              43.0
Accrued compensated absences                    33.8              33.8
Accounts payable to affiliates                  21.4              29.6
Other current liabilities                       86.9              61.8
Total Current Liabilities                      400.2             408.1

Long-term debt                                 746.7             746.6
Unamortized investment tax credits              16.6              17.6
Restructuring charge - long-term                 6.6              13.0
Other liabilities and deferred credits         134.5             149.4
Total Liabilities                            1,304.6          $1,334.7

Shareholder's Equity
Common stock; $12.50 par value;
 30,428,596 shares issued and
 30,385,900 outstanding                        380.4             380.4
Proceeds in excess of par value                152.1             152.1
Retained earnings                               73.0              31.8
Less: Treasury stock; 42,696 shares,
      at cost                                   (1.4)             (1.4)
Total Shareholder's Equity                     604.1             562.9
Total Liabilities and Shareholder's
Equity                                      $1,908.7          $1,897.6

The accompanying notes are an integral part of these financial statements.

Form 10-Q -  Part I  The Southern New England Telephone Company


               CONDENSED STATEMENTS OF CASH FLOWS


                                                         (Unaudited)
                                                   For the Six Months Ended
                                                           June 30,
Dollars in Millions                                    1996       1995

Operating Activities
  Net income                                        $ 115.8    $ 100.3
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                    149.3      150.0
     Restructuring payments                           (42.6)     (38.4)
     Change in operating assets and liabilities,
      net                                             (23.1)     (10.6)
     Other, net                                        13.6       12.8
  Net Cash Provided by Operating Activities           213.0      214.1

Investing Activities
  Cash expended for capital additions                (129.3)    (142.5)
  Other, net                                            1.6        1.3
   Net Cash Used by Investing Activities             (127.7)    (141.2)

Financing Activities
  Cash dividends                                      (58.6)     (62.0)
  Net Cash Used by Financing Activities               (58.6)     (62.0)

Increase in Cash and Temporary Cash Investments        26.7       10.9

Cash and temporary cash investments at
 beginning of period                                   70.5       44.2

Cash and Temporary Cash Investments at
 End of Period                                      $  97.2    $  55.1

Income Taxes Paid                                   $  59.8    $  58.0

Interest Paid                                       $  26.4    $  26.5

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

The original 1993 restructuring charge and costs incurred during 1994 and 1995 are summarized as follows:

                                            Costs     Costs
                                Balance at  incurred  incurred   Balance at
                                Dec 31,     during    during     Dec. 31,
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

The Telephone Company incurred restructuring costs in 1996 as follows:

                                    For the Three Months  For the Six Months
                                     Ended June 30, 1996  Ended June 30, 1996
Employee separation costs
 (including net settlement gains)       $(13.6)                 $(9.8)
Process and systems reengineering         13.8                   27.2
Exit and other costs                       1.3                    2.3
Total Costs Incurred                    $  1.5                  $19.7


Costs incurred for employee separations included payments for severance, unused compensated absences, health care continuation, as well as non-cash net pension and postretirement settlement gains. Process and systems reengineering costs included incremental costs incurred in connection with the execution of numerous reengineering programs involving network operations, customer service, repair and support processes. Exit and other costs included expenses related to redesigning work areas to reduce overall corporate space requirements.

In July 1995, the early-out offer ("EOO") was available to the bargaining-unit work force and approximately 2,600 employees accepted the offer and left the Telephone Company through June 1996. Net settlement gains of $22.9 were recorded in the second quarter 1996 to account for the estimated lump-sum pension payments made for employee separations during the quarter. In addition, approximately 400 management employees accepted a severance plan during 1996. To date, approximately 300 employees have left the Telephone Company under this plan. The enhanced benefits under the severance plan are expected to result in an additional net settlement gain to be recorded to the restructuring charge in the second half of 1996. The Telephone Company has not yet quantified the additional net settlement gain.

Form 10-Q - Part I   The Southern New England Telephone Company


                  NOTES TO FINANCIAL STATEMENTS
                      (Dollars in Millions)
                           (Unaudited)


Note 1:  Restructuring Charge (continued)

Total employee separations under the restructuring program are expected to approximate 4,050 employees. As of June 30, 1996, approximately 3,950 employees had left the Telephone Company under the restructuring program: 890 employees left under severance plans through the end of 1994, 2,140 employees left primarily under the EOO in 1995 and 920 employees left under the EOO and a severance plan through the first half of 1996. The remaining 100 employee separations are expected to occur in the second half of 1996. Total employee separations to date were offset partially by an increase in provisional employees.

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

As a result of employee separations since June 30, 1995, employee-related expenses for the first half of 1996 were reduced by approximately $30 compared with the first half of 1995, net of costs for provisional employees. Most of the reduction in employee-related expenses, due to the EOO, will be realized in 1996 since the majority of the employee separations occurred in the fourth quarter of 1995, with the remainder occuring through
June  1996.   After  full  implementation  of  the  restructuring
program, the Telephone Company anticipates annual savings of approximately $120 from reduced employee-related expenses, net of costs for provisional employees. These anticipated savings will also be substantially offset by growth in the business.

Cash expenditures for the restructuring program are estimated to be $80 in 1996. The EOO was funded primarily by the pension and postretirement plans. Incremental capital expenditures related to the restructuring program approximated $9 in the first half of 1996. These items were recorded in property, plant and equipment and will result in increased depreciation expense in future
years.   The  Telephone Company currently anticipates total
incremental capital expenditures of approximately $30 in 1996 under the restructuring program.

Specific process and systems reengineering projects under the restructuring program are expected to be completed in 1996. In addition, shifts within reserve categories are expected to occur in 1996. Management believes that the total restructuring reserve balance of $52.3 as of June 30, 1996, plus any additional net settlement gain previously discussed, is adequate for future estimated costs under the restructuring program.

Form 10-Q -  Part I  The Southern New England Telephone Company


              MANAGEMENT'S DISCUSSION AND ANALYSIS
                      (Dollars in Millions)


Comparison of six months ended June 30, 1996 vs. six months ended June 30, 1995

Operating Results

 Net income was $115.8 in 1996 compared with $100.3 in 1995. The increase was due to strong growth in demand for local service and network access, offset partially by anticipated lower intrastate toll rates.

Revenues

 For the Six Months Ended June 30,                1996    1995
 Local Service                                  $333.2  $317.4
 Network access                                  194.1   184.5
 Intrastate toll                                 131.0   135.6
 Publishing and other                            118.5   115.9
 Total Revenues                                 $776.8  $753.4


 Local service revenues, derived from providing local exchange, public telephone and local private line services, increased
 $15.8, or 5.0%, in 1996. The increase was due primarily to growth of 3.3% in access lines in service to approximately 2,109,000 lines as of June 30, 1996. This increase included significant growth in second residential access lines. Local service revenues also increased due to growth in subscriptions to SmartLink[R] advanced calling features, including Caller ID, missed call dialing, call blocking and call tracing. Management continues to expect competition to impact local service revenues beginning in the later half of 1996 as other telecommunications providers start to offer local service [see Competition].

 Network access revenues, generated primarily from interstate and intrastate services, increased $9.6, or 5.2%. Interstate access revenues increased $6.1, or 3.5%, due primarily to growth in interstate minutes of use of approximately 8% and an increase in access lines in service, discussed previously. Partially offsetting the impact of the increase in minutes of use was a decrease in tariff rates implemented on August 1, 1995, in accordance with the Telephone Company's annual Federal Communications Commission ("FCC") filing under price cap regulation. In addition, intrastate access revenues increased $3.5 due primarily to an increase in intrastate minutes of use by competitive providers of intrastate long-distance service.

 Intrastate toll revenues, which include primarily revenues from toll and WATS services, decreased $4.6, or 3.4%. Toll message revenues decreased $4.5 due primarily to reduced intrastate toll rates, offset partially by a 4.3% increase in toll message volume. The decline in rates was attributable to the introduction of several discount calling plans that provide competitive options to business and residence customers. Higher toll volume was mainly due to greater customer demand, partially offset by the increasingly competitve toll market. The offering of competitive discount calling plans and the implementation of intrastate equal access through November 1996 will continue to place downward pressure on intrastate toll revenues.

Growth in Yellow Pages advertising was the primary contributor to the $2.6 increase in publishing and other revenues.

Form 10-Q -  Part I  The Southern New England Telephone Company


              MANAGEMENT'S DISCUSSION AND ANALYSIS
                      (Dollars in Millions)


Comparison of six months ended June 30, 1996 vs. six months ended June 30,1995

Costs and Expenses

 For the Six Months Ended June 30,
                                                  1996    1995
 Operating                                       $224.0  $219.8
 Maintenance                                      168.5   168.6
 Total operating costs                            392.5   388.4
 Depreciation and amortization                    149.3   150.0
 Taxes other than income                           24.6    26.6
 Total Costs and Expenses                        $566.4  $565.0

 Operating  costs - Operating costs consist primarily of employee-
 related  expenses,  including  wages  and  benefits.   Cost   of
 services and general and administrative expenses, including marketing, represent the remaining portion of these expenses.
 Total  operating  costs increased $4.1, or 1.1%.   Excluding  an
 $11.0  charge in 1995, associated primarily with a court  ruling
 on  the  Telephone Company's labor practices,   operating  costs
 increased  $15.1.  Higher contracted service costs, due in part to certain outsourcing initiatives, and increased advertising were the primary factors of the increase. Partially offsetting these increases was a reduction in employee-related expenses as a result
 of a smaller work  force.   The Telephone Company's work force
 decreased to 8,325 employees at June 30, 1996, compared with 9,216 employees at June 30, 1995, due primarily to the EOO and severance programs under the restructuring program [see Note 1]. The decrease in employee-related expenses was partially offset by compensation increases for employees and increased overtime, due to severe weather and increased service volume.

Interest Expense


 For the Six Months Ended June 30,                1996    1995
 Interest expense                                $23.1   $26.4

 Interest expense decreased $3.3, or 12.5%, due primarily to reporting capitalized interest as a cost of telephone plant and a reduction to interest expense. Prior to the discontinuance of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," capitalized interest was reported as a component of other income, net.

Income Taxes


 For the Six Months Ended June 30,                1996    1995
 Income taxes                                    $72.9   $64.3

 The combined federal and state effective tax rate for 1996 was 38.6% compared with 39.1% for 1995. The decrease in the effective tax rate was due primarily to the combined effect of lower Connecticut state tax rates and a higher level of state tax credits in 1996.

Form 10-Q -  Part I  The Southern New England Telephone Company


              MANAGEMENT'S DISCUSSION AND ANALYSIS
                      (Dollars in Millions)


Comparison of balances as of June 30, 1996 vs. December 31, 1995

Other Current Liabilities
 Other current liabilities increased $25.1 due primarily to an increase in dividends payable.

Liquidity and Capital Resources

 The Telephone Company generated cash flows from operations of $213.0 during the six months ended June 30, 1996 as compared with $214.1 during the six months ended June 30, 1995. The primary use of corporate funds continued to be capital expenditures.

 For the six months ended June 30, 1996, cash outlays relating to the Telephone Company's restructuring charge totaled $42.6. Primarily all of the expenditures related to incremental costs incurred for executing numerous reengineering programs during the first six months of 1996. All cash expenditures were funded with cash flows from operations. Management anticipates that cash expenditures in connection with the restructuring program will approximate $80 in 1996 and will be funded from operations.


Competition

The Telephone Company is experiencing increased competition from carriers, including competitive access providers, that construct and operate their own communications systems and networks, as well as from resellers of telecommunications systems and networks of underlying carriers. Over 120 telecommunications providers have received approval from the Department of Public Utility Control ("DPUC") to offer competitive intrastate long-distance services. In addition, over 60 companies have filed for initial certificates of public convenience and necessity and are awaiting DPUC approval. The implementation of intrastate equal access for all dual preferred interexchange carrier capable switches will be completed by November 1996.

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

Concerning competition for local exchange service, eleven telecommunications providers have been granted a certificate of public convenience and necessity for local service and six additional applications are pending before the DPUC. The effect of increased competition on local service revenues cannot be predicted at this time. While some customers may purchase services from competitors, the Telephone Company expects that most competitors will resell the Telephone Company's network and that increased network access revenues will offset a portion of local service revenues lost to competition. Local service competition is expected to begin in the later half of 1996.

Form 10-Q -  Part I  The Southern New England Telephone Company


              MANAGEMENT'S DISCUSSION AND ANALYSIS
                      (Dollars in Millions)

Regulatory Matters

State Regulatory Initiatives

On June 28, 1996, the Telephone Company filed its first reclassification application with the DPUC. The Telephone Company has requested that message toll service and calling card service be reclassified from the noncompetitive category to competitive in its entire service territory. Reclassification provides the Telephone Company with the opportunity to gain additional promotional and pricing flexibility for its products and services, and to operate under regulatory guidelines similar to our competitors. A decision is expected by October 1996. Additional services will be filed for reclassification as market conditions warrant.

On March 15, 1996, the Telephone Company filed a petition with the DPUC requesting a waiver of the Telecommunications Act of 1996 ("Federal Act") that requires the pricing of wholesale local residential service based on retail rates minus avoided costs. On May 17, 1996, the DPUC issued a decision denying the Telephone Company's petition without prejudice. The DPUC determined that the Telephone Company may be entitled to a suspension of the application of the Federal Act's resale provisions, but that the record in the proceeding was not sufficient to make that determination. The DPUC indicated that the Telephone Company may find it necessary to renew its petition after the DPUC's review
of   the   Telephone   Company's   revised   cost   studies   and
determinations regarding a universal service fund for the State of Connecticut. On May 31, 1996, the DPUC began a proceeding to review the revised cost studies submitted by the Telephone Company. A decision is expected in November 1996.

Federal Regulatory Initiatives

On August 1, 1996, the FCC adopted regulations which enable the states to begin implementing local competition under the provisions of the Federal Act. The regulations addressed the methods of entry into the local telephone market and the cost-based method for states to use in determining rates for interconnection and the purchase of unbundled elements. This decision is the first of three parts to carry out the Federal Act. Future decisions will include universal service and access charge reform. The majority of the regulations are consistent with legislation enacted by the State of Connecticut in 1994 which opened Connecticut telecommunications market to competition. Management expects the DPUC's proceedings on cost studies to be consistent with these regulations. The impact on the Telephone Company will not be known until all decisions are finalized.

On January 17, 1996, the Telephone Company filed with the FCC a petition requesting authorization to provide interstate and international telecommunications services under non-dominant regulation. On July 19, 1996, the FCC issued a decision denying the request. Rather than issuing decisions on a company by company basis, the FCC subsequently issued a Notice of Proposed Rulemaking seeking comment on this topic for all independent local exchange carriers. The Telephone Company filed its comments on August 5, 1996. If granted non-dominant status, the Telephone Company would have the option of providing these services, rather than providing them through SNET America, Inc., a separate subsidiary of the Corporation.

Form 10-Q - Parts I & II  The Southern New England Telephone Company


              MANAGEMENT'S DISCUSSION AND ANALYSIS
                      (Dollars in Millions)

On June 24, 1996, the FCC approved the Telephone Company's 1996 annual interstate access tariff filing. These tariffs became effective July 1, 1996. The Telephone Company again elected a 4.0% productivity factor and will be allowed to earn up to a 12.25% interstate rate of return annually before any sharing. The filing is anticipated to decrease interstate network access revenues by $2.3 for the period July 1, 1996 to June 30, 1997. Management expects this decrease to be offset by increased demand. The price cap interstate rate of return of 11.58% for calendar year 1995 was also reported to the FCC.


                  PART II  -  OTHER INFORMATION


Item 1.  Legal Proceedings


         There were no material developments in the second quarter of 1996.

Item 6.  Exhibit and Reports on Form 8-K


    (a)  Exhibit.

         (27) Financial Data Schedule

    (b)  Reports on Form 8-K.

         On April 23, 1996, the Telephone Company filed a report on Form 8-K, dated April 23, 1996 announcing the Corporation's financial results for the first quarter of 1996.

         On July 23, 1996, the Telephone Company filed a report on Form 8-K, dated July 23, 1996 announcing the Corporation's financial results for the second quarter of 1996.

Form 10-Q - Part II   The Southern New England Telephone Company





                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     The Southern New England Telephone Company


August 8, 1996



                          /s/ Donald R. Shassian
                              Donald R. Shassian, Senior Vice President
                              and Chief Financial Officer