Form 10-Q
period 1996-09-30
SOUTHERN NEW ENGLAND TELEPHONE CO
filed 1996-11-12
CIK 92244

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549
                            FORM 10-Q

(Mark One)

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1996.

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

The condensed financial statements on the following pages have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments, which are normal and recurring in nature, necessary for fair presentation for each period shown. The 1995 financial statements have been reclassified to conform to the current year presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Operating results for any interim periods, or comparisons between interim periods, are not necessarily indicative of the results that may be expected for full fiscal years. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Telephone Company's 1995 Annual Report on Form 10-K.

Form 10-Q - Part I    The Southern New England Telephone Company


      CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS


                                                 (Unaudited)
                                     For the Three        For the Nine
                                     Months Ended         Months Ended
                                     September 30,        September 30,
Dollars in Millions                 1996      1995       1996      1995

Revenues
Local service                    $ 170.5   $ 161.8   $  503.7    $  479.2
Network access                      94.4      91.8      288.5       276.3
Intrastate toll                     62.1      66.4      193.1       202.0
Publishing and other                56.7      63.7      175.2       179.6
Total Revenues                     383.7     383.7    1,160.5     1,137.1

Costs and Expenses
Operating                          124.4     116.5      348.4       336.3
Maintenance                         87.1      80.2      255.6       248.8
Depreciation and amortization       75.1      75.6      224.4       225.6
Taxes other than income             12.5      14.0       37.1        40.6
Total Costs and Expenses           299.1     286.3      865.5       851.3

Operating Income                    84.6      97.4      295.0       285.8

Interest expense                    11.3      13.1       34.4        39.5
Other income, net                     .7       4.1        2.1         6.7

Income Before Income Taxes          74.0      88.4      262.7       253.0

Income taxes                        26.4      32.8       99.3        97.1

Net Income                       $  47.6   $  55.6   $  163.4    $  155.9

Retained Earnings, Beginning
 of Period                       $  73.0   $ 686.8   $   31.8    $  648.0
   Net income                       47.6      55.6      163.4       155.9
   Dividends declared to parent    (40.5)    (28.9)    (115.1)      (90.4)
Retained Earnings, End
 of Period                       $  80.1   $ 713.5   $   80.1    $  713.5


The accompanying notes are an integral part of these financial statements.

Form 10-Q - Part I   The Southern New England Telephone Company


                    CONDENSED BALANCE SHEETS


Dollars in Millions                    September 30, 1996   December 31, 1995
                                           (Unaudited)
Assets
Cash and temporary cash investments          $    108.1        $    70.5
Accounts receivable, net of allowance
 for uncollectibles of $28.1 and $26.1,
 respectively                                     284.9            298.1
Accounts receivable from affiliates                 8.4             10.9
Materials and supplies                             12.8             10.7
Prepaid publishing                                 33.7             37.2
Deferred income taxes                              62.9             57.8
Other current assets                               33.2             25.2
Total Current Assets                              544.0            510.4
Total telephone plant, at cost                  4,286.6          4,166.9
Less:  Accumulated depreciation                 2,973.4          2,832.9
Net Telephone Plant                             1,313.2          1,334.0
Deferred charges and other assets                  68.3             53.2
Total Assets                                   $1,925.5         $1,897.6

Liabilities and Shareholder's Equity
Accounts payable and accrued expenses          $  167.5        $   180.9
Restructuring charge - current                     67.2             59.0
Advance billings and customer deposits             46.9             43.0
Accrued compensated absences                       34.1             33.8
Accounts payable to affiliates                     22.7             29.6
Other current liabilities                         101.4             61.8
Total Current Liabilities                         439.8            408.1

Long-term debt                                    746.8            746.6
Unamortized investment tax credits                 16.0             17.6
Restructuring charge - long-term                   13.0             13.0
Other liabilities and deferred credits             98.7            149.4
Total Liabilities                               1,314.3          1,334.7

Shareholder's Equity
Common stock; $12.50 par value; 30,428,596
 shares issued and 30,385,900 outstanding         380.4            380.4
Proceeds in excess of par value                   152.1            152.1
Retained earnings                                  80.1             31.8
Less:  Treasury stock; 42,696 shares, at cost      (1.4)            (1.4)
Total Shareholder's Equity                        611.2            562.9
Total Liabilities and Shareholder's Equity     $1,925.5         $1,897.6

The accompanying notes are an integral part of these financial statements.

Form 10-Q - Part I   The Southern New England Telephone Company


               CONDENSED STATEMENTS OF CASH FLOWS


                                                          (Unaudited)
                                                  For the Nine Months Ended
                                                         September 30,
Dollars in Millions                                    1996         1995

Operating Activities
  Net income                                          $ 163.4    $ 155.9
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                      224.4      225.6
     Restructuring payments                             (56.5)     (61.7)
     Change in operating assets and liabilities, net    (21.2)     (15.8)
     Other, net                                          25.3       14.9
     Net Cash Provided by Operating Activities          335.4      318.9

Investing Activities
  Cash expended for capital additions                  (202.6)    (215.8)
  Other, net                                              2.4         .6
  Net Cash Used by Investing Activities                (200.2)    (215.2)

Financing Activities
  Cash dividends paid                                   (97.6)     (91.5)
  Net Cash Used by Financing Activities                 (97.6)     (91.5)

Increase in Cash and Temporary Cash Investments          37.6       12.2

Cash and temporary cash investments at
 beginning of period                                     70.5       44.2

Cash and Temporary Cash Investments at
 End of Period                                        $ 108.1    $  56.4

Income Taxes Paid                                     $  83.1    $  94.4

Interest Paid                                         $  36.6    $  36.7


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

The original 1993 restructuring charge and costs incurred are summarized as follows:

                         Balance    Costs     Costs     Costs    Balance
                           at      incurred  incurred  incurred    at
                         Dec. 31,   during    during    during  Sept. 30,
                          1993       1994      1995      1996     1996
Employee separation
 costs                   $160.0     $(38.6)   $(107.8)   $ 48.2   $61.8
Process and systems
 reengineering            145.0      (35.0)     (74.2)    (36.4)   (0.6)
Exit and other costs       30.0       (1.5)      (5.9)     (3.6)   19.0
Total                    $335.0     $(75.1)   $(187.9)   $  8.2   $80.2

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

In July 1995, the early-out offer ("EOO") was available to the bargaining-unit work force and approximately 2,600 employees accepted the offer and left the Telephone Company through June 1996. Net settlement gains of $22.9 were recorded in the second quarter 1996 to account for the lump-sum pension payments made for employee separations during the quarter. A settlement gain of $20.5 was also recorded in the third quarter 1996 to account for the remaining settlement gains resulting from the EOO. In addition, approximately 400 management employees accepted a severance plan during 1996. Approximately 370 management employees have left the Telephone Company under this plan through September 30, 1996. As a result, a net settlement gain of $21.3 was recorded in the third quarter 1996.

Total employee separations under the restructuring program are expected to approximate 4,100 employees. As of June 30, 1996, approximately 4,020 employees had left the Telephone Company under the restructuring program: 890 employees left under severance plans through the end of 1994, 2,140 employees left primarily under the EOO in 1995 and 990 employees left under the EOO and severance plans through the nine months of 1996. Total employee separations to date were offset substantially by an increase in provisional employees to support greater demand for services.

Form 10-Q - Part I   The Southern New England Telephone Company


                  NOTES TO FINANCIAL STATEMENTS
                      (Dollars in Millions)
                           (Unaudited)


Note 1:  Restructuring Charge (continued)

As a result of employee separations since September 30, 1995, employee-related expenses for the first nine months of 1996 were reduced by approximately $50 compared with the first nine months of 1995, net of costs for provisional employees. Beginning in 1997, the Telephone Company anticipates annual savings of approximately $100 from reduced employee-related expenses, net of costs for provisional employees. These anticipated savings will also be offset by growth in the business.

Cash expenditures for the restructuring program are estimated to be $65 in 1996. The EOO was funded primarily by the pension
and  postretirement  plans.   Incremental  capital expenditures
related to the restructuring program approximated $14 in the first nine months of 1996. These items were recorded in property, plant and equipment and will result in increased depreciation expense in future years. The Telephone Company currently anticipates total incremental capital expenditures of approximately $20 in 1996 under the restructuring program.

Certain process improvement and reengineering programs have been redesigned due to business changes and will extend into 1997. In addition, shifts within reserve categories are expected to occur in the fourth quarter 1996. Management believes that the total restructuring reserve balance of $80.2 as of September 30, 1996 is adequate for future estimated costs under the restructuring program.

Form 10-Q - Part I   The Southern New England Telephone Company


              MANAGEMENT'S DISCUSSION AND ANALYSIS
                      (Dollars in Millions)

Comparison of nine months ended September 30, 1996 vs. nine months ended September 30, 1995

Operating Results

Net income was $163.4 in 1996 compared with $155.9 in 1995. The increase was due to strong growth in demand for local service and network access, offset partially by anticipated lower intrastate toll rates.

Revenues

For the Nine Months Ended September 30,           1996        1995
Local service                                  $  503.7   $  479.2
Network access                                    288.5      276.3
Intrastate toll                                   193.1      202.0
Publishing and other                              175.2      179.6
Total Revenues                                 $1,160.5   $1,137.1

Local service revenues, derived from providing local exchange, public telephone and local private line services, increased
$24.5,  or  5.1%,  in 1996.  The increase was due  primarily  to growth  of  4.3%  in  access lines in service  to  approximately
2,145,000  lines  as  of  September  30,  1996.   This  increase
included   significant  growth  in  Centrex  sales  and   second
residential access lines. Local service revenues also increased due to growth in subscriptions to SmartLink[R] advanced calling
features,  including  Caller  ID,  missed  call  dialing,   call
blocking  and  call  tracing.  Management  continues  to  expect
competition   to   impact  local  service  revenues   as   other
telecommunications   providers   offer   local   service    [see
Competition].

Network access revenues, generated primarily from interstate and intrastate services, increased $12.2, or 4.4%. Interstate access revenues increased $6.6, or 2.5%, due primarily to growth in interstate minutes of use of approximately 9%. Partially offsetting the impact of the increase in minutes of use was a decrease in rates due to discount calling plans and the Telephone Company's 1996 Federal Communications Commission ("FCC") filing under price cap regulation. In addition, intrastate access revenues increased $5.6 due primarily to an increase in intrastate minutes of use by competitive providers of intrastate long-distance service.

Intrastate toll revenues, which include primarily revenues from toll and WATS services, decreased $8.9, or 4.4%, due primarily to reduced intrastate toll rates, offset partially by a 2.3% increase in toll message volume. The decline in rates was due primarily to the migration of customers to several of the
Corporation's discount calling plans. Higher toll volume was mainly due to greater customer demand, partially offset by the increasingly competitive toll market. The offering of competitive discount calling plans and the completion of intrastate equal access in November 1996 will continue to place downward pressure on intrastate toll revenues.

The absence of billing revenues upon the expiration of the AT&T contract was the primary contributor to the $4.4 decrease in publishing and other revenues.

Form 10-Q - Part I   The Southern New England Telephone Company


              MANAGEMENT'S DISCUSSION AND ANALYSIS
                      (Dollars in Millions)


Comparison of nine months ended September 30, 1996 vs. nine months ended September 30, 1995

Costs and Expenses

For the Nine Months Ended September 30,          1996    1995
Operating                                       $348.4  $336.3
Maintenance                                      255.6   248.8
Total operating costs                            604.0   585.1
Depreciation and amortization                    224.4   225.6
Taxes other than income                           37.1    40.6
Total Costs and Expenses                        $865.5  $851.3

Operating  costs - Operating costs consist primarily of employee-
related  expenses,  including  wages  and  benefits.   Cost   of
services and general and administrative expenses, including marketing, represent the remaining portion of these expenses.
Total  operating costs increased $18.9, or 3.2%.   Excluding  an
$11.0 charge in 1995, associated primarily with a court ruling on the Telephone Company's labor practices, operating costs increased $29.9. Higher contracted services, due in part to
outsourcing   certain  functions,  marketing  and  uncollectible
expenses  were  the primary factors of the increase.   Partially
offsetting these increases was a reduction in employee-related expenses as a net result of a smaller work force, compensation increases, and increased overtime. The Telephone Company's work force decreased to 8,656 employees at September 30, 1996, compared with 8,873 employees at September 30, 1995, due primarily to the EOO and severance plans under the restructuring program [see Note 1]. The decrease in the work force was offset substantially by the hiring of provisional employees to meet increased demand for services.

Interest Expense and Other Income, Net

For the Nine Months Ended September 30,          1996    1995
Interest expense                                $34.4   $39.5
Other income, net                               $ 2.1   $ 6.7

The decrease in interest expense and other income, net is due primarily to a change in the reporting of capitalized interest to a reduction in interest expense. Prior to the discontinuance of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," capitalized interest was reported as a component of other income, net.

Income Taxes

For the Nine Months Ended September 30,          1996    1995
Income taxes                                    $99.3   $97.1

The combined federal and state effective tax rate for 1996 was 37.8% compared with 38.4% for 1995. The decrease in the effective tax rate was due primarily to the combined effect of lower Connecticut state tax rates and a higher level of state tax credits in 1996.

Form 10-Q - Part I   The Southern New England Telephone Company


              MANAGEMENT'S DISCUSSION AND ANALYSIS
                      (Dollars in Millions)


Comparison of balances as of September 30, 1996 vs. December 31,
1995

Other Current Liabilities
 Other current liabilities increased $39.6 due to an increase in dividends payable and an increase in accrued income taxes due to the timing of payments.

Restructuring Charge
 The combined current and long-term restructuring charge increased $8.2 due to pension settlement gains of $22.9 and $41.8 recorded in the second and third quarter of 1996, respectively. These gains were offset by the charges against the restructuring reserve for the period.

Other Liabilities and Deferred Credits
 Other liabilities and deferred credits decreased $50.7 due primarily to the settlement gains discussed under Restructuring
 Charge, above, lowering the accrued pension liability.

Liquidity and Capital Resources

 The  Telephone  Company generated cash flows from operations  of
 $335.4 during the nine months ended September 30, 1996 as compared with $318.9 during the nine months ended September 30, 1995. The primary use of corporate funds continued to be capital expenditures.

 For the nine months ended September 30, 1996, cash outlays relating to the Telephone Company's restructuring charge totaled $56.5. Primarily all of the expenditures related to incremental costs incurred for executing numerous reengineering programs during the first nine months of 1996. All cash expenditures were funded with cash flows from operations. Management anticipates that cash expenditures in connection with the restructuring program will approximate $65 in 1996 and will be funded from operations.

Competition

The Telephone Company is experiencing increased competition from carriers, including competitive access providers, that construct and operate their own communications systems and networks, as well as from resellers of telecommunications systems and networks of underlying carriers. Approximately 140 telecommunications providers have received approval from the Department of Public Utility Control ("DPUC") to offer intrastate long-distance services. In addition, over 60 companies have filed for initial certificates of public convenience and necessity and are awaiting DPUC approval. The implementation of intrastate equal access for all dual preferred interexchange carrier capable switches will be completed by November 1996.

To provide competitive products, Wireline has realigned its discount and rate structures to provide Connecticut customers with SNET All Distance[SM], a one bill, seamless toll service product line which includes discount calling plans that include intrastate, interstate and international calling. The migration of customers to these bundled calling plans will continue to place downward pressure on intrastate toll rates and revenues, while at the same time, promote growth for interstate and international toll services.

Form 10-Q - Part I   The Southern New England Telephone Company


              MANAGEMENT'S DISCUSSION AND ANALYSIS
                      (Dollars in Millions)


Concerning competition for local exchange service, fifteen telecommunications providers have been granted certificates of public convenience and necessity for local service and two additional applications are pending before the DPUC. The effect of increased competition on local service revenues cannot be predicted at this time. While some customers may purchase services from competitors, the Telephone Company expects that most competitors will resell the Telephone Company's network and that increased network access revenues will offset a portion of local service revenues lost to competition.

Regulatory Matters

Federal Regulatory Initiatives

On February 8, 1996, Congress passed the Telecommunications Act of 1996 ("Act"). The Act was designed to overhaul U.S. Telecommunication policy by removing barriers to local competition. The FCC's First and Second Report and Order ("Order"), adopted August 1, 1996, implements the Act and contains numerous provisions regarding the interconnection of the Telephone Company's network with those of its competitors. Massive changes to network and data systems will be required for the Telephone Company to comply with the Order. In addition, the Order would require fundamental changes in the development of the prices that the Telephone Company would charge competitors for purchasing regulated network products and services. This decision is the first of three major rulemakings to carry out the Act. Future decisions will include universal service and access charge reform. With respect to these decisions, the Order, as well as universal service and access charge reform, could have a material negative impact on the Telephone Company. The Order was appealed by various local telephone companies, including the Telephone Company, the National Association of Regulatory Utility Commissioners and individual state regulatory commissions.

On October 15, 1996, the Court issued an injunction delaying the effectiveness of the pricing provisions and the "pick and choose" rule of the Order. The Court is expected to issue a final ruling on this matter in early Spring 1997. The FCC appealed the Court's decision to stay these rules with the Supreme Court. Justice Clarence Thomas of the Supreme Court subsequently declined to hear the appeal, however the FCC has requested a review from the full Supreme Court.


State Regulatory Initiatives

On  March  15, 1996, the Telephone Company filed a petition  with the DPUC requesting a waiver of the section of the Act that requires the pricing of wholesale local residential service to be based on retail rates minus avoided costs. On May 17, 1996, the DPUC issued a decision denying the Telephone Company's petition without prejudice. The DPUC determined that the Telephone Company may be entitled to a suspension of the application of the Act's resale provisions, but that the record in the proceeding was not sufficient to make that determination. The DPUC indicated that the Telephone Company may find it necessary to renew its petition after the DPUC's review of the Telephone Company's revised cost studies and determinations regarding a universal service fund for the State of Connecticut. On May 31, 1996, the DPUC began a proceeding to review the revised cost studies submitted by the Telephone Company. This proceeding is currently being held in abeyance pending action by the Court, described previously.

Form 10-Q - Parts I & II  The Southern New England Telephone Company


              MANAGEMENT'S DISCUSSION AND ANALYSIS
                      (Dollars in Millions)

In compliance with the Act, the Telephone Company has filed with the DPUC numerous cost studies supporting its proposed wholesale (i.e., resale) and unbundled rates for interconnection services. In light of the Order, the DPUC on September 26, 1996 held a hearing on resale rates. The DPUC ordered that an interim discount rate of 21% off retail prices be applied to services resold to competitors. This percentage represents the midpoint between the 17% and 25% proxy rates required by the FCC in its Order. The day following the hearing, the Court issued a temporary stay of the Order, pending a decision on the various stay motions filed by local exchange carriers, including the Telephone Company, with the Court. As a result of this action, the Telephone Company requested a deferral of the effective date of the 21% discount rate until such time as the Court's stay was lifted or until the DPUC reviewed the merits of the Telephone
Company's appeal. The DPUC found merit in the Telephone Company's request and deferred the implementation of the 21% rate. In the meantime, as requested by the DPUC, the Telephone Company has filed new cost studies related to the discount rate.

On November 8, 1996, the DPUC issued a draft decision granting the Telephone Company's request to reclassify message toll service and calling card service from the noncompetitive category to competitive in its entire service territory. Reclassification provides the Telephone Company with the opportunity to gain additional promotional and pricing flexibility for its products and services, and to operate under regulatory guidelines similar to its competitors.

                  PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings

         There were no material developments in the third quarter of 1996.

Item 6.  Exhibit and Reports on Form 8-K

    (a)  Exhibit.

         (27) Financial Data Schedule.

    (b)  Reports on Form 8-K.

         On July  23, 1996, the Telephone Company filed a  report
         on Form  8-K,  dated  July  23,  1996  announcing   the
         Corporation's financial results for the second quarter of 1996.

         On October 22, 1996, the Telephone Company filed a report on Form 8-K, dated October 22, 1996 announcing the Corporation's financial results for the third quarter of 1996.

Form 10-Q - Part II   The Southern New England Telephone Company





                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       The Southern New England Telephone Company


November 12, 1996



                       /s/ Donald R. Shassian
                       Donald R. Shassian
                       Senior Vice President and Chief Financial Officer