Form 10-K
period 1996-12-31
SOUTHERN NEW ENGLAND TELEPHONE CO
filed 1997-03-20
CIK 92244

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC  20549
                           FORM 10-K

(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
    For the fiscal year ended December 31, 1996.

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


THE REGISTRANT, A WHOLLY-OWNED SUBSIDIARY OF SOUTHERN NEW ENGLAND TELECOMMUNICATIONS CORPORATION, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1) (a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION J(2).

                       TABLE OF CONTENTS


Item                                                            Page
                                 PART I

1.    Business...................................................3

2.    Properties.................................................8

3.    Legal Proceedings..........................................9

4.    Submission of Matters to a Vote of Security Holders        *

                                PART II

5.     Market for the Registrant's Common Stock and Related
        Stockholder Matters  (Inapplicable)

6.     Selected Financial Data  *

7.     Management's Discussion and Analysis
        (Abbreviated pursuant to General Instruction J(2))......10

8.     Financial Statements and Supplementary Data..............14

9.     Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure.....................31

                               PART III

10.    Directors and Executive Officers of the Registrant *

11.    Executive Compensation  *

12. Security Ownership of Certain Beneficial Owners and Management *

13.    Certain Relationships and Related Transactions *

                               PART IV

14.    Exhibits, Financial Statement Schedule, and Reports
        on Form 8-K.............................................31

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

The Telephone Company, a local exchange carrier ("LEC"), is engaged in providing telecommunications services in the State of Connecticut, subject to various forms of regulation. These telecommunications services include: local and intrastate toll services; network access service, which links customers' premises to the facilities of other carriers; and other services such as digital transmission of data and transmission of radio and television programs, packet switched data network and private line services. Through its directory publishing operations, the Telephone Company publishes and distributes telephone directories throughout Connecticut and certain adjacent communities. The publishing division also develops and provides electronic publishing services.

In 1996, approximately 85% of the Telephone Company's revenues were derived from telecommunication services. The remainder was derived principally from directory publishing operations, and activities associated with the provision of facilities and non-access services to interexchange carriers. About 70% of the operating revenues from telecommunication services were attributable to intrastate operations, with the remainder attributable to interstate access services.

The Telephone Company's access lines in service grew to 2,163,000 at December 31, 1996 from 2,073,000 at December 31,
1995, an increase of 4.3%. The increase resulted primarily from growth in Centrex business lines and second residential lines. The network access lines provided by the Telephone Company to customers' premises can be interconnected with the access lines of other telephone companies in the United States and with telephone systems in most other countries. The following table sets forth, for the Telephone Company, the number of network access lines in service at the end of each year:

Network Access Lines in
  Service (thousands)      1996    1995   1994    1993    1992
Residence                 1,444   1,415  1,379   1,355   1,340
Business                    719     658    630     609     597
Total                     2,163   2,073  2,009   1,964   1,937

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

Competition

As   a  result  of  legislative  and  regulatory  reform,  the
Telephone Company continues to experience an increasingly competitive environment with respect to telecommunications services in Connecticut. Competitors include interexchange carriers and competitive access providers with respect to the Telephone Company's existing services. In 1996, major carriers intensified their marketing efforts to sell intrastate long-distance services with full implementation of intrastate equal access. In addition, providers began offering local exchange service to businesses in certain areas of the state. Management supports bringing to customers the benefit of competition and affording all competitors the opportunity to compete fairly under reduced regulation.

The Telephone Company's currently regulated services are subject to competition from companies and carriers, including competitive access providers, that construct and operate their own communications systems and networks, as well as from companies that resell the telecommunications systems and networks of underlying carriers. Since the introduction of intrastate long-distance toll competition, in excess of 170 telecommunications providers have received approval from the DPUC to offer intrastate long-distance services. In addition, over 50 companies have filed for initial certificates of public convenience and necessity in order to offer intrastate long-distance services and are awaiting DPUC approval. The reduction in intrastate toll rates, and the increasingly competitive intrastate toll market continue to place significant downward pressure on intrastate toll revenues.

To provide competitive toll products, the Telephone Company, with its affiliate SNET America, Inc. ("SNET America"), led the industry in 1996 by introducing the option of one-second rating for all toll calls so customers only pay for the time
they  talk.   Under a joint marketing effort approved  by  the
DPUC, the Telephone Company and SNET America also successfully promoted the one bill feature of SNET All Distance[R], a seamless  toll  service product line which  provides  discount
calling   plans   that  include  intrastate,  interstate   and
international calling.

Concerning competition for local exchange service, seventeen telecommunications providers have been granted certificates of public convenience and necessity for local service and one additional application is pending before the DPUC. With only a few smaller companies offering local service in 1996, including a cable television company, competition did not have the impact on local service revenues as originally anticipated. Local service competition is expected to grow significantly in

1997; however, the financial impact cannot be predicted at this
time.  Based on existing state and  federal regulations,   the
Telephone Company expects that many competitors will resell the Telephone Company's network and that increased network access revenues will offset a significant portion of local service revenues lost to competition.

The Telephone Company's ability to compete is dependent upon regulatory reform that will allow pricing flexibility to meet competition and provide a level playing field with similar regulation for similar services and with reduced regulation to reflect an emerging competitive marketplace.


Regulatory Matters

Federal Regulatory Initiatives

On February 8, 1996, Congress passed the Telecommunications Act of 1996 ("Act"). The Act was designed to overhaul U.S. Telecommunication policy by removing barriers to local competition. The Federal Communications Commission's ("FCC") First and Second Report and Order ("Order"), adopted August 1, 1996, implements the Act and contains numerous provisions regarding the interconnection of the Telephone Company's network with those of its competitors. Significant changes to network and data systems will be required for the Telephone Company to comply with the Order. In addition, the Order would require fundamental changes in the development of the prices that the Telephone Company would charge competitors for purchasing regulated network products and services. These decisions are the first of three major rule makings to carry out the Act. Future decisions will include universal service and access charge reform, discussed below. The Order, as well as universal service and access charge reform, could have a material negative impact on the Telephone Company.

The Order was appealed and a stay was requested by various local telephone companies, including the Telephone Company, the National Association of Regulatory Utility Commissioners and individual state regulatory commissions. On October 15, 1996, the Eighth Circuit Court of Appeals ("Eighth Circuit") issued a partial stay of the Order, delaying the effectiveness of the pricing provisions and the rule allowing competitors to "pick and choose" isolated terms out of negotiated interconnection agreements. The FCC appealed the Eighth Circuit's decision to stay these rules to the Supreme Court. The Supreme Court, however, subsequently declined to hear the appeal. Oral arguments on the Order were heard by the Eighth Circuit on January 17, 1997. A decision is expected in the first half of 1997. In the meantime, the Telephone Company has proceeded to negotiate several interconnection agreements with other carriers in accordance with the FCC's directives not affected by the Eighth Circuit's stay.

In accordance with the Act, the Federal-State Joint Board adopted a Recommended Decision on Universal Service on November 7, 1996. The recommendation addresses the universal service provisions of the Act and proposes that one federal fund be established to provide support for universal service. The proposal calls for interstate telecommunications service providers to contribute to the fund based on their telecommunications revenue, net of payments to other carriers. The revenue to be assessed may either be total interstate and intrastate revenue, or interstate revenue only, depending on further discussion of these issues. By May 1997, the FCC is required to issue an order implementing the universal service section of the Act.

On December 24, 1996, the FCC also released a Notice For Proposed Rule Making, seeking comments on proposed changes to the way the Telephone Company recovers interstate access charges from interstate toll providers, including SNET America. A full analysis of the implications of the FCC's proposal has not yet been completed. However, the industry could experience reduced access revenues. The Telephone Company provided comments to the FCC proposal on January 27, 1997. A decision from the FCC regarding this matter is expected in April or May 1997.

On June 24, 1996, the FCC approved the Telephone Company's 1996 annual interstate access tariff filing. These tariffs became effective July 1, 1996. Consistent with 1995, the Telephone Company elected a 4.0% productivity factor and will be allowed to earn up to a 12.25% interstate rate of return annually before any sharing. The filing is anticipated to decrease interstate network access rates by $2.3 million for the period July 1, 1996 to June 30, 1997. Management expects this decrease to be offset by increased demand. As of December 31, 1996, the Telephone Company's interstate rate of return was below the 12.25% threshold.

The Telephone Company's 1995 annual interstate access tariff filing under price cap regulation took effect August 1, 1995. This filing, which was approved by the FCC, incorporated rate reductions of approximately $10 million in decreased interstate network access revenues for the period August 1, 1995 to June 30, 1996. The decrease was offset by increased demand. The calendar year 1995 interstate rate of return of 11.58%, which was below the 12.25% threshold, was reported to the FCC.

The Telephone Company will file its 1997 annual interstate access tariff in April 1997 to become effective July 1, 1997. The filing will adjust interstate access rates for an experienced rate of inflation, the FCC's productivity target and exogenous cost changes, if any. The Telephone Company does not anticipate changing its 4.0% productivity factor election for the next tariff period.

Since January 1, 1988, the Telephone Company has utilized an FCC approved, company-specific Cost Allocation Manual ("CAM"), which apportions costs between regulated and non-regulated activities, and describes transactions between the Telephone Company and its affiliates. In addition, the FCC requires larger LECs, including the Telephone Company, to undergo an annual independent audit to determine whether the LEC is in compliance with its approved CAM. The Telephone Company has received audit reports for 1988 through 1995 indicating it is in compliance with its CAM, and is currently undergoing an audit for the year 1996.

State Regulatory Initiatives

In compliance with the Act, the Telephone Company has filed with the DPUC numerous cost studies supporting its proposed wholesale (i.e., resale) and unbundled rates for interconnection services. In light of the Order, on March 4, 1997, the DPUC issued a second draft decision setting a 17.8% discount rate for local residence service. A final decision is expected in late March 1997.

The DPUC's review of the Telephone Company's cost studies related to unbundled elements is still pending. Hearings were held the first week in February 1997, with a final decision expected in April 1997. This decision is expected to address the Telephone Company's offerings of unbundled elements of its facilities and associated interconnection arrangements.

In March 1996, the DPUC issued a final decision that replaces traditional rate of return regulation with alternative (price based) regulation, effective April 1, 1996, during the transition to full competition. The decision contains the following major items: price cap regulation for non-

competitive services; a five year monitoring period on financial results; and a price cap formula on services categorized as non-competitive (utilizing an inflation factor, a 5% productivity offset, a narrowly defined exogenous factor, a potential service quality adjustment and various pricing bands). In addition, basic local service rates for residence, business and coin may not be raised above current levels until January 1, 1998, at which time the price cap formula becomes effective for these services, unless they have been reclassified into the emerging competitive or competitive categories. The decision also authorized a rate of return on the Telephone Company's common equity of 11.90% during the monitoring period. The impact of these changes on the
Telephone Company's operating results will depend on the timing of classifying the various products and services into categories (non-competitive, emerging competitive and competitive) for pricing (banding) changes. As of December 31, 1996, the Telephone Company's rate of return was 7.95%.

On November 27, 1996, the DPUC issued a final decision granting the Telephone Company's request to reclassify message toll and calling card services from the non-competitive category to competitive in its entire service territory. Reclassification provides the Telephone Company with the opportunity to gain additional promotional and pricing flexibility for its products and services, and to operate under regulatory guidelines similar to its competitors.

On January 24, 1997, the Corporation filed a proposal with the DPUC outlining steps to structure its business, including the Telephone Company, into separate retail and wholesale subsidiary companies. Under the proposal, the new retail organization, a competitive local exchange carrier, will compete under the same regulations as all other retail telecommunications providers in the state and will bring innovative packages of products and services to the consumer. The LEC, primarily the Telephone Company's wholesale business, will provide network services and functionality to retail providers, including the Corporation's new retail business, on neutral terms. The directory publishing operations will also be structured as a separate subsidiary of the Corporation. A decision is expected in late June 1997.

Directory Publishing Operations

The Telephone Company's publishing operations produces and distributes traditional paper products including White and Yellow Pages directories throughout Connecticut and adjacent communities. To strategically widen its business focus and position itself for the future, the publishing operations introduced electronic publishing services, such as SNET Access[SM], Consumer Tips and Electronic Yellow Pages.

The Connecticut advertising marketplace is undergoing major structural changes and is becoming increasingly more fragmented and competitive. The publishing division faces increased competition from traditional directory publishers and non-traditional services such as on-line services, desktop publishing, electronic shopping services, CD-ROM and the expansion of cable television. Furthermore, additional competition may arise from the Regional Bell Operating Companies' ability to offer information services.

The publishing operations will be structured as a separate subsidiary of the Corporation as of January 1, 1998, subject to DPUC approval of the Corporation's January 24, 1997 proposal [see Regulatory Matters].

Employee Relations

The Telephone Company employed approximately 8,702 persons at February 28, 1997, of whom approximately 66% were represented by the Connecticut Union of Telephone Workers, Inc. ("CUTW"), an unaffiliated union.

On April 12, 1995, a new labor contract was ratified by members of the Connecticut Union of Telephone Workers, Inc. ("CUTW"). As part of the new contract, a voluntary Early Out Offer ("EOO"), which provided incentives in the form of enhanced pension benefits, was available to bargaining-unit employees during July 1995. Approximately 2,600 bargaining-unit employees accepted the offer at that time and left the Telephone Company by June 1996. CUTW members who remained with the Telephone Company received a combination of basic wage and lump sum increases to their wages or cash balance pension plan account totaling 4.0% in January 1996 and 3.0% in January 1997. In January 1998, they will receive a combination of basic wage and lump sum increases totaling 3.0%. In addition, the contract also provided a sign-on bonus and health benefit and pension enhancements. The new labor agreement will expire on August 8, 1998. The contract is intended to keep layoffs to a minimum while enabling the Telephone Company to position itself to meet increasing competition.

Item 2.  Properties

The principal properties of the Telephone Company do not lend themselves to a detailed description by character and location. Of the Telephone Company's investment in telephone plant at December 31, 1996, central office equipment represented 41%; connecting lines not on customers' premises, the majority of which are over or under public roads, highways or streets and the remainder over or under private property, represented 38%; land and buildings (occupied principally by central offices) represented 10%; and other, principally vehicles and general office equipment, represented 11%.

Substantially all of the central office equipment installations and administrative offices are located in Connecticut in buildings owned by the Telephone Company situated on land which it owns in fee. Many garages, service centers and some administrative offices are located in rented quarters.

The Telephone Company has a significant investment in the properties, facilities and equipment necessary to conduct its business. Management believes that the Telephone Company's facilities and equipment are suitable and adequate for the business.

Capital Expenditures

The Telephone Company has been making, and expects to continue to make, significant capital expenditures to meet the demand for telecommunications services and to further improve such services. The total gross investment in telephone plant increased from $3.8 billion at December 31, 1991 to $4.3 billion at December 31, 1996, after giving effect to retirements, but before deducting accumulated depreciation at either date.

Since 1991, cash expended for capital additions was as follows:

Dollars in Millions,
For the Years Ended       1996    1995    1994    1993    1992
Cash Expended for
 Capital Additions        $319    $280    $235    $232    $269


In 1996, the Telephone Company funded its cash expenditures for capital additions entirely through cash flows from operations. In 1997, capital additions are expected to be approximately $336 million, including estimated additions of $262 million to the network. The Telephone Company expects to fund substantially all of its 1997 capital additions through cash flows from operations.

The buildout of I-SNET, a $4.5 billion investment, is expected to be completed by 2007. I-SNET, a statewide telephony and information superhighway, is an advanced network capable of delivering voice, video and a full range of information and interactive multimedia services. I-SNET passed approximately 234,000 households by December 1996 and is expected to pass approximately 334,000 households by December 1997. The Telephone Company plans to support this investment primarily through increased productivity from the new technology deployed, cost-reduction initiatives and customer demand for the new services offered, including SNET americast, a cable television offering by its affiliate, SNET Personal Vision, Inc.

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

                            PART II

Item 7. Management's Discussion and Analysis (Dollars in Millions) (Abbreviated pursuant to General Instruction J(2))

Operating Results

Income before extraordinary charge was $208.9 in 1996 compared
to  $213.6  in  1995.   Financial results  are  summarized  as
follows:

Dollars in Millions, For the Years Ended             1996      1995
Income before extraordinary charge                $ 208.9  $  213.6
Extraordinary charge, net of taxes                    -      (716.3)
Net Income (Loss)                                 $ 208.9  $ (502.7)

Income before extraordinary charge decreased $4.7, or 2.2%, in 1996 due to increased operating costs caused primarily by higher contract services, bad debt and marketing expenses, offset significantly by strong growth in demand for local service and network access.

In 1995, the Telephone Company recorded a non-cash extraordinary charge of $1,250.6, $716.3 after-tax, related to the discontinuance of Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation," for financial reporting purposes. This non-cash extraordinary charge consisted of the elimination of net regulatory assets and the recognition of depreciation reserve deficiencies [see Note 2]. The Telephone Company determined that due to emerging competition and the change in its regulatory environment, it would change from the methodology under SFAS No. 71, which specifies accounting standards required for public utilities and certain other regulated companies, to one which is more appropriate for a competitive environment. As a result of this charge, net loss for 1995 was $502.7.


Revenues

Total  revenues  increased  $30.8,  or  2.0%,  in  1996.   The
components of total revenues are summarized as follows:

Dollars in Millions, For the Years Ended             1996       1995
Local service                                    $  673.7   $  641.7
Network access                                      388.1      369.4
Intrastate toll                                     251.2      266.4
Publishing and other                                233.0      237.7
Total Revenues                                   $1,546.0   $1,515.2

Local Service - Local service revenues, derived from the provision of local exchange, advanced calling features and local private line services, increased $32.0, or 5.0%, in 1996. The increase was due primarily to strong growth of 4.3% in access lines in service, including significant growth in Centrex business lines and second residential access lines. The 1996 increase of 90,012 access lines was the largest
annual  increase experienced by the Telephone Company.   Local
service revenues also increased due to growth in subscriptions to SmartLink [R] vertical calling services, including Caller ID, missed call dialing, call blocking and call tracing. Management expects competition to impact local service revenues in 1997 as other telecommunication providers offer local service [see Item 1. Competition].

Network Access - Network access charges are assessed on interexchange carriers and end users for access to the local exchange network. In 1996, network access revenues increased $18.7, or 5.1%. The increase was due primarily to continued growth in interstate minutes of use of approximately 8% and the increase in access lines in service discussed previously. Partially offsetting the impact of the increase in minutes of use was a decrease in rates due to discount plans and reduced access tariffs [see Item 1. Federal Regulatory Matters]. In addition, intrastate access revenues increased due primarily to an increase in intrastate minutes of use by competitive providers of intrastate long-distance service.

Intrastate Toll - In 1996, intrastate toll revenues, which include primarily revenues from toll and WATS "800" services, decreased $15.2, or 5.7%. Reduced intrastate toll rates due to the migration of customers to several of the Telephone Company's discount calling plans was the primary factor in the decrease. Also contributing to the decrease was a reduction in toll message volume of approximately 1%. Increased volume in the first half of the year from higher customer demand during inclement weather was offset by decreased volume in the second half of the year as a result of the increasingly competitive toll market. Customer migration to discount calling plans and increasing competition will continue to place downward pressure on intrastate toll revenues.

Publishing and Other - Publishing and other revenues include revenues from directory publishing, services rendered on behalf of interexchange carriers, rent and late fee revenues. The 1996 decrease was due primarily to the discontinuance of the provision of billing services for a major long-distance
carrier,   offset   partially  by  growth  in   yellow   pages
advertising.


Costs and Expenses

Total costs and expenses increased $45.9, or 4.1%, in 1996. Cost per access line was $332 in 1996 and $320 in 1995. The increase was due primarily to an increased demand for services coupled with an inexperienced work force, resulting in higher contract services and overtime. Total costs and expenses are summarized as follows:

Dollars in Millions, For the Years Ended             1996      1995
Operating                                        $  472.9  $  449.4
Maintenance                                         347.9     319.5
Total Operating Costs                               820.8     768.9
Depreciation and amortization                       300.4     300.9
Taxes other than income                              48.3      53.8
Total Costs and Expenses                         $1,169.5  $1,123.6

Management expects to incur computer system related costs in order to avoid complications with the recognition of the year 2000. These costs will be incurred over the next three to four years, with related expenses estimated to be approximately $15 to $20 in 1997.

Total Operating Costs - Total operating costs consist primarily of employee-related expenses, including wages and benefits. Cost of services and general and administrative expenses, including marketing, represent the remaining portion of these expenses. In 1996, total operating costs increased $51.9, or 6.7%, due primarily to higher contract services, bad debt and marketing expenses. The increase in contract services was due primarily to outsourcing certain functions which experienced lower work force levels, including the data processing, network and collection areas. Bad debt expenses increased
primarily   from  increased  credit  risk  in  a   competitive
environment and reduced collection efforts. The residential and business collection efforts were negatively impacted during a period of transition when employees departed under the EOO and most of the collection function was outsourced to an external agency.

Employee-related  expenses  were  relatively  flat  in   1996.
Savings from the EOO and severance programs under the 1993 restructuring program [see Note 5] were offset partially by the costs from a higher work force level in the second half of
the  year.   The Telephone Company's work force  increased  to
8,558 employees at year-end 1996, from 8,192 employees at year-end 1995, primarily in the network area to meet increased
service  demands.   Also offsetting the  savings  were  higher
pension   expenses   (excluding  net  settlement   gains   and
curtailment   losses),  annual  compensation   increases   and
additional overtime.

Depreciation and Amortization - In 1996, depreciation and amortization expense remained relatively flat due primarily to a decrease in the average net telephone plant compared with the previous year offset by shorter asset lives in a competitive environment.


Taxes Other Than Income

In 1996, taxes other than income decreased $5.5 due primarily to the absence of gross earnings tax amortization. The gross earnings tax balance, a regulatory asset, was eliminated upon the discontinuance of SFAS No. 71 [see Note 2].

Interest Expense

Dollars in Millions, For the Years Ended             1996      1995
Interest Expense                                    $45.5     $52.9

Even though long-term debt was relatively flat in 1996, interest expense decreased $7.4, due primarily to the reporting of $7.2 of capitalized interest as a reduction to interest expense. In 1995, prior to the discontinuance of SFAS No. 71, capitalized interest was reported as a component of other income, net.


Other Income, net

Dollars in Millions, For the Years Ended             1996      1995
Other Income, net                                    $4.9      $8.8

Other income, net is comprised primarily of interest income and, prior to 1996, capitalized interest. The 1996 decrease was due primarily to the change in the classification of capitalized interest from other income, net to interest expense discussed previously.

Income Taxes

Dollars in Millions, For the Years Ended             1996      1995
Income Taxes                                       $126.9    $133.9

The Telephone Company's combined federal and state effective tax rate in 1996 was 37.8% compared with 38.5% in 1995. The lower 1996 effective tax rate was due primarily to a higher level of state tax credits, primarily relating to certain personal property taxes. A reconciliation of these effective tax rates to the statutory tax rates is disclosed in Note 4.


Restructuring Charge

In December 1993, the Telephone Company recorded a restructuring charge to provide for a comprehensive program designed to reduce costs and improve delivery of service. The restructuring charge of $335.0 before-tax was comprised of $160.0 in employee separation costs, $145.0 in process and systems reengineering costs and $30.0 in exit and other costs. Specifically, the program included costs to be incurred to facilitate employee separations as well as incremental costs of implementing appropriate reengineering solutions, including designing and developing new processes and tools [see Note 5]. Beginning in 1997, the Telephone Company anticipates annual savings of approximately $100 from reduced employee-related expenses, net of costs for provisional employees. These anticipated savings will be offset by growth in the business.


Balance Sheet Activities

During 1996, the consolidated balance sheet changed as a result of operating activities. Even though revenues increased 2.0%, accounts receivable and the related allowance for uncollectibles decreased due primarily to higher write-offs in 1996. The higher write-offs reflect the impact of an increasingly competitive environment and reduced collection efforts discussed previously. As a result of the changing environment, management revised its procedure to write-off uncollectible accounts within a shorter time frame. In addition, management enhanced its evaluation of the adequacy of the allowance for uncollectibles by placing additional emphasis on the risks associated with a competitive environment. Other balance sheet changes included a decrease in the current portion of deferred income taxes due primarily to costs incurred in 1996 under the restructuring program and a decrease in other liabilities and deferred credits as a result of a pension settlement gain.


Other Activities

On February 18, 1997, the Telephone Company redeemed $80.0 of 8.70% medium-term notes due 2031, which were satisfied with cash and short-term borrowings from the Corporation. The early extinguishment of debt will result in an extraordinary charge to the Telephone Company's first quarter 1997 earnings of approximately $3.7 after-tax.

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

In  our  opinion, the financial statements referred  to  above present fairly, in all material respects, the financial position of The Southern New England Telephone Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As discussed in Note 2 to the financial statements, the Telephone Company discontinued accounting for its operations in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," effective January 1, 1996.



Hartford, Connecticut                COOPERS & LYBRAND L.L.P.
January 21, 1997


          THE SOUTHERN NEW ENGLAND TELEPHONE COMPANY

       STATEMENTS OF INCOME (LOSS) AND RETAINED EARNINGS


Dollars in Millions, For the
Years Ended December 31,                  1996        1995        1994

Revenues
Local service                          $  673.7    $  641.6    $  618.8
Network access                            388.1       369.4       354.5
Intrastate toll                           251.2       266.4       295.4
Publishing and other                      233.0       237.8       226.2

Total Revenues                          1,546.0     1,515.2     1,494.9

Costs and Expenses
Operating                                 472.9       449.4       465.3
Maintenance                               347.9       319.5       322.3
Depreciation and amortization             300.4       300.9       295.8
Taxes other than income                    48.3        53.8        53.6

Total Costs and Expenses                1,169.5     1,123.6     1,137.0

Operating Income                          376.5       391.6       357.9

Interest expense                           45.5        52.9        53.9
Other income, net                           4.9         8.8         1.6

Income Before Income Taxes                335.9       347.5       305.6

Income taxes                              127.0       133.9       121.8

Income Before Extraordinary Charge        208.9       213.6       183.8

Extraordinary charge, net of tax            -        (716.3)        -

Net Income (Loss)                       $ 208.9    $ (502.7)    $ 183.8

Retained Earnings, Beginning of Period  $  31.8    $  648.0     $ 572.2
 Net income (loss)                        208.9      (502.7)      183.8
 Dividends declared to parent            (148.1)     (113.5)     (108.0)

Retained Earnings, End of Period        $  92.6    $   31.8     $ 648.0


The accompanying notes are an integral part of these financial statements.

          THE SOUTHERN NEW ENGLAND TELEPHONE COMPANY

                        BALANCE SHEETS


Dollars in Millions, at December 31,                   1996           1995

Assets

Cash and temporary cash investments                $   56.8       $   70.5
Accounts receivable, net of allowance for
 uncollectibles of $18.0 and $26.1, respectively      270.8          298.1
Accounts receivable from affiliates                    11.1           10.9
Materials and supplies                                 14.3           10.7
Prepaid publishing                                     35.2           37.2
Deferred income taxes                                  35.2           57.8
Other current assets                                   11.9           25.2

Total Current Assets                                  435.3          510.4

Land                                                   16.8           17.5
Buildings                                             386.4          396.2
Central office equipment                            1,743.0        1,657.2
Outside plant facilities and equipment              1,732.4        1,640.3
Furniture and office equipment                        310.0          310.6
Station equipment and connections                      22.5           22.7
Plant under construction                               98.0          122.4

Total telephone plant, at cost                      4,309.1        4,166.9

Accumulated depreciation                           (2,964.5)      (2,832.9)

Net Telephone Plant                                 1,344.6        1,334.0

Deferred income taxes                                  52.9           42.2
Other assets                                           24.4           11.0

Total Assets                                       $1,857.2       $1,897.6


The accompanying notes are an integral part of these financial statements.

          THE SOUTHERN NEW ENGLAND TELEPHONE COMPANY

                    BALANCE SHEETS (Cont.)

Dollars in Millions, Except Per Share Amounts
At December 31,                                          1996          1995

Liabilities and Shareholder's Equity

Accounts payable and accrued expenses                $  180.2      $  180.9
Advance billings and customer deposits                   42.6          43.0
Accrued compensated absences                             29.1          33.8
Accounts payable to affiliates                           19.5          29.6
Restructuring charge                                     11.1          59.0
Other current liabilities                                76.6          61.8

Total Current Liabilities                               359.1         408.1

Long-term debt                                          746.9         746.6
Unamortized investment tax credits                       15.5          17.6
Other liabilities and deferred credits                  112.0         162.4

Total Liabilities                                     1,233.5       1,334.7

Shareholder's Equity
Common stock; $12.50 par value; 30,428,596 shares
 issued and 30,385,900 outstanding                      380.4         380.4
Proceeds in excess of par value                         152.1         152.1
Retained earnings                                        92.6          31.8
Treasury stock; 42,696 shares, at cost                   (1.4)         (1.4)

Total Shareholder's Equity                              623.7         562.9

Total Liabilities and Shareholder's Equity           $1,857.2      $1,897.6


The accompanying notes are an integral part of these financial statements.

          THE SOUTHERN NEW ENGLAND TELEPHONE COMPANY

                   STATEMENTS OF CASH FLOWS

Dollars in Millions, For the Years
Ended December 31,                                  1996     1995      1994

Operating Activities
Net income (loss)                                $ 208.9  $(502.7)  $ 183.8
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Depreciation and amortization                  300.4    300.9     295.8
    Extraordinary charge, net of tax                  -     716.3        -
    Provision for uncollectible accounts            27.5     15.5      18.5
    Restructuring payments                        (109.0)   (88.3)    (62.2)
    Operating cash flows from:
      Increase in accounts receivable, net           (.4)   (53.2)    (34.2)
      (Increase) decrease in materials and
        supplies                                    (3.6)    (4.4)      1.8
      Decrease in deferred income taxes             22.6     15.3      15.2
      (Decrease) increase in accounts payable
        accrued expenses and compensated
        absences                                   (11.9)    37.0       2.3
      Decrease in investment tax credits            (2.1)    (6.9)     (7.9)
      Net change in other assets and liabilities    13.1     (5.4)     (4.8)
    Other, net                                      (6.5)    (4.0)      (.6)

Net Cash Provided by Operating Activities          439.0    420.1     407.7

Investing Activities
Cash expended for capital additions               (318.8)  (279.8)   (235.4)
Other, net                                           4.2      6.5      (2.6)

Net Cash Used by Investing Activities             (314.6)  (273.3)   (238.0)

Financing Activities
Cash dividends paid                               (138.1)  (120.5)   (100.0)
Repayments of long-term debt                          -        -     (240.0)

Net Cash Used by Financing Activities             (138.1)  (120.5)   (340.0)

(Decrease) Increase in Cash and
   Temporary Cash Investments                      (13.7)    26.3    (170.3)
Cash and temporary cash investments,
   beginning of year                                70.5     44.2     214.5

Cash and Temporary Cash Investments,
   End of Year                                   $  56.8  $  70.5   $  44.2

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The Southern New England Telephone Company ("Telephone Company") is a wholly-owned subsidiary of Southern New England Telecommunications Corporation ("Corporation"). The accounting policies of the Telephone Company are in conformity with generally accepted accounting principles ("GAAP"). Effective January 1, 1996, the Telephone Company discontinued using Statement of Financial Accounting Standard ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation" [see Note 2].

The Telephone Company derives substantially all of its revenues from the telecommunications service industry by providing local and in-state long-distance communication services, network services and advertising. The Telephone Company's operations and customers are located primarily in Connecticut.

The 1995 and 1994 Telephone Company financial statements have been reclassified to conform to the current year presentation.

Use of Estimates - The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and
liabilities   and   disclosure  of   contingent   assets   and
liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

As a result of the increasingly competitive environment, management revised its procedure to write-off uncollectible accounts receivable within a shorter time frame in 1996. In addition, management enhanced its evaluation of the adequacy of the allowance for uncollectibles by placing additional emphasis on the risks associated with an increasingly competitive environment.

Cash  and Temporary Cash Investments - Cash and temporary  cash
investments  include  all  highly  liquid  investments,   with
original  maturities of three months or less.   The  Telephone
Company records payments made by draft as accounts payable until the banks honoring the drafts have presented them for
payment.   At  December  31, 1996 and 1995,  accounts  payable
included drafts outstanding of $30.4 and $26.3, respectively.

Materials and Supplies - Materials and supplies, which are carried at original cost, are primarily for the construction and maintenance of telephone plant.

Telephone  Plant - Telephone  plant  is  stated   at   cost.
Depreciation is calculated using either the equal life group straight-line depreciation method or the composite vintage group method.

As a result of the discontinuance of SFAS No. 71, the Telephone Company is using estimated useful lives, effective
January 1, 1996, that are shorter than the economic lives historically prescribed by

regulators.   A comparison of average asset lives  before  and
after the discontinuance of SFAS No. 71, for the most significantly affected categories of telephone plant, is as follows:

Asset Category                             Before       After
Digital Switch                                 17        10.5
Digital Circuit                              11.5         8.2
Conduit                                        55          55
Copper                                    22 - 26   10.5 - 16
Fiber                                     32 - 40          30

Under the composite group method, the cost of depreciable telephone plant retired, net of removal costs and salvage (i.e., gains or losses), is charged to accumulated depreciation. All long-lived assets are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount may not be recoverable, and any necessary adjustment is made. Replacements, renewals and betterments of telephone plant that materially increase an asset's useful or remaining life are capitalized. Minor replacements and all repairs and maintenance are charged to expense.

Revenue  Recognition - Revenues  are  recognized  when  earned
regardless  of  the  period  in which  billed.   Revenues  for
directory advertising are recognized over the life of the related directory, normally one year.

Capitalized Interest Cost - Upon the discontinuance of SFAS No. 71, effective January 1, 1996, the Telephone Company reports capitalized interest as a cost of telephone plant and a reduction in interest expense, in accordance with SFAS No. 34,
"Capitalization   of   Interest   Cost."    Prior    to    the
discontinuance of SFAS No. 71, the Telephone Company included in its telephone plant accounts an imputed cost of debt and equity for funds used during the construction of telephone plant.

Transactions  with Affiliates - The Telephone Company  provides
certain  services  for the Corporation  and  affiliates.   The
Telephone Company records substantially all the revenue from such services as a reduction of the cost incurred to provide such services. Amounts billed to affiliates for such services
totaled  $77.0 in 1996, $58.4 in 1995 and $46.5 in  1994.   In
addition, the Telephone Company charges affiliates for network services at tariffed rates. These amounts are included in revenue and totaled $33.4 in 1996, $18.4 in 1995 and $13.3 in
1994.    The  Telephone  Company  is  charged  for  management
functions performed by the Corporation. The cost of these management functions totaled $27.1 in 1996, $26.0 in 1995 and
$29.3  in  1994.   Additionally, the Telephone  Company  rents
certain space from SNET Real Estate, Inc. The rental expense totaled $9.4 in 1996, $7.0 in 1995 and $8.7 in 1994.

Advertising Costs - Costs for advertising products and services are expensed as incurred.

Computer  Software  Costs - The Telephone  Company  capitalizes
initial   operating  systems  for  central  office   switching
equipment.    Right-to-use  fees,  additions,   upgrades   and
modifications to operating software programs and applications are expensed.

Income Taxes - The Telephone Company is included in the consolidated federal income tax return and, where applicable, combined state income tax returns filed by the Corporation.

The Telephone Company computes income taxes under SFAS No. 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are determined based on all temporary differences between the financial statement and tax bases of assets and liabilities using the currently enacted rates. Additionally, the Telephone Company will recognize deferred tax assets if it is more likely than not that the benefit will be realized. Consolidated income tax currently payable is allocated by the Corporation to the Telephone Company based on the Telephone Company's contribution to consolidated taxable income and investment tax credits.

Investment tax credits realized in prior years are being amortized as a reduction to the provision for income taxes over the life of the related plant.


NOTE 2:  DISCONTINUANCE OF SFAS NO. 71

In  the  fourth quarter 1995, the Telephone Company determined it was no longer eligible for application of SFAS No. 71, which specifies accounting standards required for public utilities and certain other regulated companies. Effective January 1, 1996, the Telephone Company follows accounting principles which are more appropriate for a competitive environment. This determination was made based on the significant changes in technology and the increase in telecommunications competition in Connecticut brought about by legislative and regulatory policy changes. This accounting change is for financial reporting purposes only and does not affect the Telephone Company's accounting and reporting for regulatory purposes. As a result of the discontinued use of SFAS No. 71, in accordance with the provisions of SFAS No. 101, "Accounting for the Discontinuance of Application of FASB Statement No. 71," the Telephone Company recorded a non-cash, extraordinary charge of $716.3, net of tax benefits of $534.3, in the fourth quarter of 1995.

The following table is a summary of 1995's extraordinary charge:

                                         Before-tax      After-tax
Adjustment to net telephone plant         $(1,178.0)      $(703.9)
Elimination of net regulatory assets          (72.6)        (43.5)
Tax-related net regulatory liabilities           -           20.1
Amortization of investment
 tax credits                                     -           11.0
Total Non-cash, Extraordinary Charge      $(1,250.6)      $(716.3)

The adjustment of $1,178.0 to net telephone plant was necessary since estimated useful lives and depreciation methods historically prescribed by regulators did not reflect the rapid pace of technological development and differed significantly from those economic useful lives used by unregulated companies. Plant balances were adjusted by increasing the accumulated depreciation reserve. The increase to the accumulated depreciation reserve was determined by a discounted cash flow analysis which considered technological replacement and estimated impacts of future competition. To support this analysis, a depreciation reserve study was also performed that identified, by asset categories, inadequate accumulated depreciation levels (i.e., deficiencies) that had developed over time.

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

Additionally upon the discontinuance of SFAS No. 71, the tax-related regulatory assets and liabilities were eliminated and the related deferred tax balances were adjusted to reflect application of SFAS No. 109, consistent with other unregulated companies.

As asset lives were shortened, the related investment tax credits associated with those assets were also adjusted for the shortened lives and the result ($11.0) was included in the extraordinary charge as a credit to income, net of associated deferred income taxes.


NOTE 3:  EMPLOYEE BENEFITS

Separation Offers - In April 1995, the Telephone Company ratified a contract with the Connecticut Union of Telephone Workers, Inc. which included a voluntary early-out offer ("EOO"). The EOO provided enhanced pension benefits by adding six years to the age and to the length of service of employees for purposes of determining pension and postretirement health care benefits eligibility. The employees also had the option to select a pension distribution method (i.e., lump-sum, monthly pension or a combination of both) at the time of separation. The EOO was available to the bargaining-unit work force during July 1995 and approximately 2,600 employees, or 41.4% of the bargaining-unit work force, accepted the offer
and  left  the  Telephone  Company  through  June  1996.    In
addition,  approximately 400 management employees  accepted  a
severance plan with enhanced benefits during 1996.   The  1996
net settlement gains and the 1995 net curtailment losses related to these separation offers were recorded to the restructuring reserve in the respective years [see Note 5].

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

Funding   of   the  plans  is  achieved  through   irrevocable
contributions made to a trust fund. Plan assets consist primarily of listed stocks, corporate and governmental debt and real estate. The Corporation's policy is to fund the pension cost for these plans in conformity with the Employee Retirement Income Security Act of 1974 using the aggregate cost method. For purposes of determining contributions, the assumed investment earnings rate on plan assets was 9.5% in 1996 and declines to 7.5% in 1998.

The Telephone Company's portion of the Corporation's pension (income) cost computed using the projected unit credit actuarial method was $(58.6), $67.4 and $12.4 for 1996, 1995 and 1994, respectively. The 1996 settlement gain of $61.3 and the 1995 and 1994 net curtailment losses of $76.3 and $12.2, respectively were associated with the severance programs and were recorded to the restructuring reserve in the  respective years  [see Note 5].
Excluding these items, net pension cost (income) recorded to expense was $2.7, $(8.9) and $.2 in 1996, 1995 and 1994, respectively. The 1996 increase in net pension cost (income) recorded to expense was due primarily to lower returns on plan assets, reflecting a combination of a lower asset base and a generally weaker capital market return when compared with 1995.

SFAS No. 87, "Employers' Accounting for Pension" requires a comparison of the actuarial present value of projected benefit obligations with the fair value of plan assets, the disclosure of the components of net periodic pension costs and a reconciliation of the funded status of the plans with amounts recorded on the balance sheets. The Telephone Company participates in the Corporation's benefit plans and therefore, such disclosures cannot be presented for the Telephone Company because this information is not determined on an individual basis.

The actuarial assumptions used to calculate the plans' funded status at December 31, 1996 and 1995 include a discount rate of 7.5% and 7.0%, respectively, and an increase in future management compensation levels of 4.5% in both years. The expected long-term rate of return on plan assets used to calculate pension expense was 8.0% in 1996, 1995 and 1994.

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

The Telephone Company's portion of the postretirement benefit cost, recorded to expense, including the amortization of the transition obligation, was approximately $45 for 1996, 1995 and 1994. The 1996, 1995 and 1994 net curtailment losses of $.2, $23.3 and $.7, respectively, were associated with the severance programs and were recorded to the restructuring reserve in the respective years [see Note 5].

The Corporation funds trusts for postretirement health insurance benefits using Voluntary Employee Beneficiary Association. Plan assets consist primarily of investments in domestic corporate equity and government and corporate debt securities.

SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" requires a comparison of the actuarial present value of projected postretirement benefit obligations with the fair value of plan assets, the disclosure of the components of net periodic postretirement benefit costs and a reconciliation of the funded status of the plans with amounts recorded on the balance sheets. The Telephone Company participates in the Corporation's benefit plans and therefore, such disclosures cannot be presented for the Telephone Company because this information is not determined on an individual basis.

The actuarial assumptions used to calculate the plans' funded status at December 31, 1996 and 1995 include a discount rate of 7.5% and 7.0%, respectively, and an increase in future compensation levels of 4.5% in both years. The expected long-term rate of return on plan assets was 7.0% in 1996, 1995 and 1994 for the management health trust and 7.5% in 1996, 1995 and 1994 for the bargaining-unit health trust and the retiree life insurance trust. The assumed health care cost trend rate used to measure the expected cost of these benefits for 1997 was 6.9% and declines to 3.8% by 2001.


NOTE 4:  INCOME TAXES

Income tax expense includes the following components:

For the Years Ended December 31,            1996     1995     1994
Federal
Current                                  $  98.0   $ 91.6   $ 87.9
Deferred                                     9.9     20.1      8.7
Investment tax credits, net                 (2.1)    (6.9)    (7.9)
Total Federal                              105.8    104.8     88.7
State
Current                                     19.0     24.1     32.7
Deferred                                     2.2      5.0       .4
Total State                                 21.2     29.1     33.1
Total Income Taxes                       $ 127.0   $133.9   $121.8

Deferred   income   tax   expense  resulted   primarily   from
restructuring program costs incurred in 1996, 1995 and 1994.

In  April  1995, new Connecticut state income tax  rates  were
enacted  to  accelerate the reduction of current  rates.   The
1996   Connecticut  state  income  tax  rate  of  10.75%  will
gradually  decrease  to 7.5% in 2000.

A reconciliation between income taxes and taxes computed by applying the statutory federal income tax rate to pre-tax income is as follows:


For the Years Ended December 31,              1996     1995     1994
Statutory Federal Income Tax Rate             35.0%    35.0%    35.0%
Federal income taxes at statutory rate      $117.6   $121.6   $107.0
State income taxes, net of federal
 income tax effect                            13.8     18.9     21.5
Depreciation of telephone plant
 construction costs previously
 deducted for tax purposes                      -       5.1      5.1
Amortization of investment tax credits        (2.1)    (6.9)    (7.9)
Prior years' tax adjustments and
 other differences, net                       (2.3)    (4.8)    (3.9)
Income Taxes                                $127.0   $133.9   $121.8
Effective Tax Rate                            37.8%    38.5%    39.9%


Deferred income tax assets (liabilities) are comprised of the following:

At December 31,                                        1996        1995
Postretirement benefits other than pensions         $  30.6      $ 18.8
Software                                               12.7        14.9
Compensated absences                                   12.2        11.5
Restructuring charge                                   10.0        30.2
Allowance for uncollectibles                            8.2        11.4
Unamortized investment tax credits                      6.2         7.2
Pension                                                 3.9        26.0
Depreciation                                           (7.4)      (28.1)
Other                                                  11.7         8.1
Deferred Income Taxes                               $  88.1      $100.0


NOTE 5:  RESTRUCTURING CHARGE

In December 1993, the Telephone Company recorded a restructuring charge of $335.0, $192.7 after-tax, to provide for a comprehensive restructuring program. The charge included: $160.0 for employee separation costs; $145.0 for process and systems reengineering; and $30.0 for exit and other costs.

Costs incurred for employee separations included payments for severance, unused vacation and health care continuation, as well as non-cash net pension and postretirement settlement gains of $61.1 in 1996 and net curtailment losses of $99.6 and $12.9 in 1995 and 1994, respectively. Process and systems reengineering costs included incremental costs incurred in connection with the execution of numerous reengineering programs. Exit and other costs included expenses related to the reduction of overall corporate space requirements.

A summary of costs incurred under the restructuring program is as follows:

For the Years Ended December 31,         1996     1995     1994
Employee separation (gains) costs      $(42.7)  $107.8    $38.6
Process and systems reengineering        83.1     74.2     35.0
Exit and other costs                      7.5      5.9      1.5
Total Costs Incurred                   $ 47.9   $187.9    $75.1

Total employee separations under the restructuring program approximated 4,100 employees utilizing the EOO and severance plans: 890 employees through the end of 1994; 2,140 employees in 1995; and 1,070 employees in 1996. Total employee separations were substantially offset by an increase in provisional employees to support greater demand for services. The hiring of provisional employees also provides flexible work force levels as business needs change in the future.

The Telephone Company has implemented network operations, customer service, repair and support programs and developed new processes to reduce the costs of business while improving quality and customer service. These new integrated processes
have   enabled   the  Telephone  Company   to   increase

its responsiveness  to customer specific needs  and  to  eliminate
certain   current  labor-intensive  interfaces   between   the
existing systems.

As of December 31, 1996, the restructuring reserve balance of $24.1 is adequate for the future residual costs under the 1993 restructuring program, primarily exit costs relating to the delayed reduction of overall space requirements and timing of remaining charges.


NOTE 6: LONG-TERM DEBT

The components of long-term debt are as follows:

At December 31,              Interest Rates   Maturing      1996     1995
Unsecured notes:             6.13% to 7.13%   2003-2007   $380.0   $380.0
                             7.25% to 8.70%   2031-2033    325.0    325.0
Debentures                            4.38%        2001     45.0     45.0
Total Long-term Debt                                       750.0    750.0
Unamortized discount and
  premium, net                                              (3.2)    (3.5)
Capital lease obligations                                     .1       .1
Long-term Debt                                            $746.9   $746.6

Scheduled maturities of total long-term debt include $45.0 in 2001 and $705.0 thereafter.

At  December  31,  1996, the Telephone Company  had  remaining
securities   registered  with  the  Securities  and   Exchange
Commission to issue up to $95.0 of medium-term unsecured notes through shelf registrations.

On February 18, 1997, the Telephone Company redeemed $80.0 of 8.70% medium-term notes due 2031, which were satisfied with cash and proceeds of short-term debt from the Corporation. The early extinguishment of debt will result in an extraordinary charge to the Telephone Company's first quarter 1997 earnings of approximately $3.7 after-tax.


NOTE 7:  COMMITMENTS AND CONTINGENCIES

The Telephone Company has entered into both operating and capital leases for facilities and equipment used in its operations. Rental expense under operating leases was $25.0, $24.9 and $28.7 for 1996, 1995 and 1994, respectively. Future minimum rental commitments under third party, noncancelable leases include $19.5 in 1997, $19.3 in 1998, $16.7 in 1999,
$14.9 in 2000, $10.8 in 2001 and $36.7 thereafter, for a total of $117.9. Capital leases were not significant.

Included in future minimum rental commitments for operating leases are amounts attributable to leases with affiliates totaling $57.4.

The Telephone Company expects total capital expenditures of approximately $336 for additions to telephone plant during 1997. In connection with the capital program, the Telephone Company has made certain commitments for the purchase of material and equipment.

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

The  carrying amount and estimated fair value of the Telephone
Company's financial instruments are as follows:

At December 31,                               1996                1995
                                       Carrying   Fair     Carrying   Fair
                                       Amount     Value    Amount     Value
Cash and temporary cash investments  $  56.8    $  56.8   $  70.5    $  70.5
Long-term debt                        (746.8)    (731.6)   (746.5)    (776.6)

Concentrations of Credit Risk - Financial instruments that potentially subject the Telephone Company to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. The Telephone Company places its temporary cash investments with the Corporation, who in turn places
its temporary   cash  investments  with  primarily  one  financial
institution, a New England regional bank. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers in the Telephone Company's customer base.


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

NOTE 10:  STOCK-BASED COMPENSATION PLAN

Management employees of the Telephone Company participate in a stock option plan sponsored by the Corporation. The SNET 1995 Stock Incentive Plan is a stock-based compensation plan which enables the awarding of incentive compensation, including stock options, to all employees at the discretion of the Board of Directors or an appointed committee. Under the plan, the exercise price of each option may not be less than 100% of the fair market value of the shares on the date of grant. All options are exercisable no earlier than one year after the date of grant, with most options vesting ratably over two or four years, and have a maximum life of ten years.

The Telephone Company has elected to continue following Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock-based compensation plan. Accordingly, no compensation cost has been recognized for the plan. Had the Telephone Company adopted the cost recognition method provided under SFAS No. 123, "Accounting for Stock-Based Compensation" for 1996 and 1995, net income
(loss) would approximate the pro forma amounts below:

For    the   Years
Ended December 31,            1996                    1995
                     As Reported Pro Forma    As Reported  Pro Forma
Net Income (Loss)      $208.9     $205.3        $(502.7)   $(502.7)

The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.
The awarding of additional options to Telephone Company employees is uncertain at this time.

The Black-Scholes option pricing model was used to estimate the options' grant date fair value with the following assumptions: 20% volatility; risk free interest rate ranging from 5.4% to 5.5%; yearly dividends of $1.76 per share of the Corporation's stock; and an estimated period to exercise of three or five years. The weighted average fair value of options granted during the year was $6.01 in 1995. No options were granted to Telephone Company employees in 1996.

SFAS No. 123 requires certain disclosures to be made for each income statement period with regard to outstanding and exercisable options, option activity, weighted average exercise price per option and weighted average remaining contractual life of outstanding options. Since the stock option activity relates only to the Corporation's shareholders' equity, this information is not presented for the Telephone Company.


NOTE 11:  SUPPLEMENTAL FINANCIAL INFORMATION


Supplemental Cash Flow Information

For the Years Ended December 31,                 1996    1995     1994
Interest Paid, net of amounts capitalized     $  45.5  $  53.0  $  61.3
Income Taxes Paid                             $ 108.7  $ 122.1  $ 123.9


Supplemental Income Statement Information

For the Years Ended December 31,                 1996    1995     1994
Advertising Expense                             $25.7    $18.5    $15.6
Depreciation and amortization:
   Depreciation                                $296.1   $297.6   $292.7
   Amortization                                   4.3      3.3      3.1
Total Depreciation and Amortization            $300.4   $300.9   $295.8
Interest expense:
   Long-term debt                               $52.4    $52.6    $53.0
   Short-term debt                                 -        -        .5
   Capitalized interest                          (7.2)      -        -
   Other                                           .3       .3       .4
Total Interest Expense                          $45.5    $52.9    $53.9

During 1996, 1995 and 1994, revenues earned from providing services to AT&T Corp. accounted for 9.9%, 11.2% and 11.9%, respectively, of total revenues.

Supplemental Balance Sheet Information

At December 31,                                           1996     1995
Other current liabilities:
   Dividends payable                                     $33.0    $23.0
   Accrued postemployment benefit obligation              11.0     11.1
   Accrued interest                                       10.2     10.2
   Other current liabilities                              22.4     17.5
Total Other Current Liabilities                          $76.6    $61.8
Other liabilities and deferred credits:
   Accrued pension cost                                 $ 15.7    $67.8
   Restructuring charge                                   13.0     13.0
   Other                                                  83.3     81.6
Total Other Liabilities and Deferred Credits            $112.0   $162.4

NOTE 12:  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Year Ended December 31,     1st QTR   2nd QTR  3rd QTR  4th QTR  Full Year

1996
Total Revenues               $388.4   $388.4   $383.7   $ 385.5   $1,546.0
Operating Income             $108.5   $101.9   $ 84.6   $  81.5   $  376.5
Net Income                   $ 59.7   $ 56.1   $ 47.6   $  45.5   $  208.9

1995
Total Revenues               $376.7   $376.7   $383.7   $ 378.1   $1,515.2
Operating Income             $100.2   $ 88.2   $ 97.4   $ 105.8   $  391.6
Income before extraordinary
 charge                      $ 53.5   $ 46.8   $ 55.6   $  57.7   $  213.6
Extraordinary charge
 [see Note 2]                    -        -        -     (716.3)    (716.3)
Net Income (Loss)            $ 53.5   $ 46.8   $ 55.6   $(658.6)  $ (502.7)

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



                            PART IV


Item 14.  Exhibits, Financial Statement Schedule, and Reports on
Form 8-K

(a)  Documents filed as part of the report:                          Page

     (1) Report of Independent Accountants                            14

         Financial Statements Covered by Report of
          Independent Accountants

           Statements of Income (Loss) and Retained
            Earnings - for the years                                  15
            ended December 31, 1996, 1995 and 1994

           Balance Sheets - as of December 31, 1996 and 1995          16

           Statements of Cash Flows - for the years ended             18
            December 31, 1996, 1995 and 1994

           Notes to Financial Statements                              19

     (2) Financial Statement Schedule Covered by Report of
         Independent Accountants for the three years ended
         December 31, 1996:

           II - Valuation and Qualifying Accounts                     36

     Schedules other than those listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not applicable.


  (3)      Exhibits:

Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto. Exhibits numbered 10(iii)(A)1 through 10(iii)(A)16 are management contracts or compensatory plans required to be filed as exhibits pursuant to Item 14 (c) of Form 10-K.


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
              (Exhibit  10(iii)(A)5  to  1995  Form  10-K  dated
              3/20/96, File No. 1-9157).

  (3)      Exhibits (continued):


Exhibit
Number

10(iii)(A)6   SNET  Management Pension Plan as amended March  31,
              1995.   Amendments  effective  December  20,   1995
              through April 1, 1996 (Exhibit 10(iii)(A)6 to  1995
              Form 10-K dated 3/20/96, File No. 1-9157). Amendments effective April 1, 1996 through December 18, 1996
              (Exhibit 10(iii)(A)6 to 1996 Form 10-K dated 3/20/97,
              File No. 1-9157).

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

10(iii)(A)10  Change-in-Control Agreements (Exhibit 10-F to  Form
              SE dated 3/15/91, File No. 1-9157).

10(iii)(A)11  SNET  1986  Stock Option Plan as amended  March  1,
              1993  (Exhibit 10(iii)(A)11 to 1992 Form 10-K dated
              3/23/93, File No. 1-6654).

10(iii)(A)12  SNET   Retirement  and  Disability  Plan  for  Non-
              Employee  Directors  as  amended  April  14,   1993
              (Exhibit  10(iii)(A)12  to  1993  Form  10-K  dated
              3/23/94,   File  No.   1-9157).   Amendment   dated
              February  14,  1996 (Exhibit 10(iii)(A)12  to  1996
              Form 10-K dated 3/20/97, File No. 1-9157). Amendment dated February 14, 1996 (Exhibit 10(iii)(A)12 to
              1996 Form 10-K dated 3/20/97, File No. 1-9157).

10(iii)(A)13  SNET  Non-Employee  Director Stock  Plan  effective
              January   1,  1994  (Exhibit  4.4  to  Registration
              Statement No. 33-51055, File No. 1-9157).

10(iii)(A)14  Description  of  SNET Executive Retirement  Savings
              Plan  (Exhibit 10(iii)(A)14 to 1993 Form 10-K dated
              3/23/94, File No. 1-9157).

10(iii)(A)15  SNET  1995  Stock  Incentive Plan (Exhibit  4.4  to
              Registration No. 33-64975, File No. 1-9157).

10(iii)(A)16  SNET  Non-Employee  Director Stock  Plan  effective
              June  1, 1996 (Exhibit 4.2 to Registration No. 333-
              05757 on Form S-8, File No. 1-9157).

  (3)      Exhibits (continued):


Exhibit
Number

12            Computation of Ratio of Earnings to Fixed Charges.

23            Consent of Independent Accountants.

24a           Powers of Attorney.

24b           Board of Directors' Resolution.

27            Financial Data Schedule

99a           Annual Report on Form 11-K for the plan year  ended
              December   31,   1996  for  the   SNET   Management
              Retirement  Savings  Plan  will  be  filed  as   an
              amendment prior to June 30, 1997.

99b           Annual Report on Form 11-K for the plan year  ended
              December  31,  1996  for the SNET  Bargaining  Unit
              Retirement  Savings  Plan  will  be  filed  as   an
              amendment prior to June 30, 1997.




(b) Reports on Form 8-K:

    On October 22, 1996, the Telephone Company filed a report on
    Form   8-K,   dated   October  22,  1996,   announcing   the
    Corporation's financial results for the third quarter of 1996.

    On January 21, 1997, the Telephone Company filed a report on
    Form   8-K,   dated   January  21,  1996,   announcing   the
    Corporation's 1996 financial results.

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

                                     March 20, 1997

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

DIRECTORS:

  William F. Andrews*
  Richard H. Ayers*
  Zoe Baird*
  Robert L. Bennett*
  Barry M. Bloom*                    March 20, 1997
  Frank J. Connor*
  William R. Fenoglio*
  Claire L. Gaudiani*
  James R. Greenfield*
  Ira D. Hall*
  Burton G. Malkiel*
  Frank R. O'Keefe, Jr.*

                                     * by power of attorney


          THE SOUTHERN NEW ENGLAND TELEPHONE COMPANY

        SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                     (Dollars in Millions)

COLUMN A       COLUMN B           COLUMN C              COLUMN D   COLUMN E

                                 Additions
             Balance at                                            Balance
             beginning of  Charged to  Charged to                  at end
Description   period        expense    other accounts  Deductions  of period

Allowance for Uncollectible
   Accounts Receivable:

   Year 1996    $26.1        $27.5       $3.6  (a)     $39.2 (b)     $18.0
   Year 1995     24.9         15.5        2.9  (a)      17.2 (b)      26.1
   Year 1994     21.6         18.5        6.9  (a)      22.1 (b)      24.9


Restructuring Charge:

   Year 1996   $ 72.0        $  -        $ -           $47.9 (c)   $ 24.1
   Year 1995    259.9           -          -           187.9 (c)     72.0
   Year 1994    335.0           -          -            75.1 (c)    259.9


(a) Includes amounts previously written off that were credited directly to this account when recovered and miscellaneous amounts.

(b) Includes amounts written off as uncollectible. 1996 also includes fully reserved amounts written off of $17.8 as a result of a revised procedure to write-off uncollectible accounts receivable within a shorter time frame.

(c) Includes non-cash net pension and postretirement settlement gain charged against the restructuring reserve of $61.1 in 1996 and curtailment losses of $99.6 and $12.9 in 1995 and 1994, respectively.

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
              (Exhibit  10(iii)(A)5  to  1995  Form  10-K  dated
              3/20/96, File No. 1-9157).

10(iii)(A)6   SNET  Management Pension Plan as amended March  31,
              1995.   Amendments  effective  December  20,   1995
              through April 1, 1996 (Exhibit 10(iii)(A)6 to  1995
              Form 10-K dated 3/20/96, File No. 1-9157). Amendments effective April 1, 1996 through December 18, 1996
              (Exhibit 10(iii)(A)6 to 1996 Form 10-K dated 3/20/97,
              File No. 1-9157).

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

10(iii)(A)10  Change-in-Control Agreements (Exhibit 10-F to  Form
              SE dated 3/15/91, File No. 1-9157).

10(iii)(A)11  SNET  1986  Stock Option Plan as amended  March  1,
              1993  (Exhibit 10(iii)(A)11 to 1992 Form 10-K dated
              3/23/93, File No. 1-6654).

10(iii)(A)12  SNET   Retirement  and  Disability  Plan  for  Non-
              Employee  Directors  as  amended  April  14,   1993
              (Exhibit  10(iii)(A)12  to  1993  Form  10-K  dated
              3/23/94,   File  No.   1-9157).   Amendment   dated
              February  14,  1996 (Exhibit 10(iii)(A)12  to  1996
              Form 10-K dated 3/20/97, File No. 1-9157). Amendment dated February 14, 1996 (Exhibit 10(iii)(A)12 to
              1996 Form 10-K dated 3/20/97, File No. 1-9157).

10(iii)(A)13  SNET  Non-Employee  Director Stock  Plan  effective
              January   1,  1994  (Exhibit  4.4  to  Registration
              Statement No. 33-51055, File No. 1-9157).

10(iii)(A)14  Description  of  SNET Executive Retirement  Savings
              Plan  (Exhibit 10(iii)(A)14 to 1993 Form 10-K dated
              3/23/94, File No. 1-9157).

10(iii)(A)15  SNET  1995  Stock  Incentive Plan (Exhibit  4.4  to
              Registration No. 33-64975, File No. 1-9157).

10(iii)(A)16  SNET  Non-Employee  Director Stock  Plan  effective
              June  1, 1996 (Exhibit 4.2 to Registration No. 333-
              05757 on Form S-8, File No. 1-9157).

12            Computation of Ratio of Earnings to Fixed Charges.

23            Consent of Independent Accountants.

24a           Powers of Attorney.

24b           Board of Directors' Resolution.

27            Financial Data Schedule

99a           Annual Report on Form 11-K for the plan year  ended
              December   31,   1996  for  the   SNET   Management
              Retirement  Savings  Plan  will  be  filed  as   an
              amendment prior to June 30, 1997.

99b           Annual Report on Form 11-K for the plan year  ended
              December  31,  1996  for the SNET  Bargaining  Unit
              Retirement  Savings  Plan  will  be  filed  as   an
              amendment prior to June 30, 1997.