Form 10-Q
period 1997-03-31
SOUTHERN NEW ENGLAND TELEPHONE CO
filed 1997-05-08
CIK 92244

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549
                            FORM 10-Q

(Mark One)

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1997.


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

The condensed financial statements on the following pages have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments, which are normal and recurring in nature, necessary for fair presentation for each period shown. The 1996 financial statements have been reclassified to conform to the current-year presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Operating results for any interim periods, or comparisons between interim periods, are not necessarily indicative of the results that may be expected for full fiscal years. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Telephone Company's 1996 Annual Report on Form 10-K.

Form 10-Q -Part I  The Southern New England Telephone Company

     CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS


                                                (Unaudited)
                                        For the Three Months Ended
                                                 March 31,
Dollars in Millions                        1997           1996

Revenues
Local service                           $ 169.4        $ 164.7
Network access                            102.6           97.0
Intrastate toll                            53.4           66.4
Publishing and other                       58.1           60.3
Total Revenues                            383.5          388.4

Costs and Expenses
Operating and maintenance                 203.1          192.7
Depreciation and amortization              77.4           74.4
Taxes other than income                    11.5           12.8
Total Costs and Expenses                  292.0          279.9

Operating Income                           91.5          108.5

Interest expense                           11.2           11.6
Other (expense) income, net                 (.2)           1.0

Income Before Income Taxes                  80.1          97.9

Income taxes                                31.3          38.2

Income Before Extraordinary Charge          48.8          59.7

Extraordinary charge, net of tax            (3.7)           -

Net Income                               $  45.1       $  59.7

Retained Earnings, Beginning of Period   $  92.6       $  31.8
  Net income                                45.1          59.7
  Dividends declared to parent             (40.0)        (35.6)
Retained Earnings, End of Period         $  97.7       $  55.9

Form 10-Q - Part I   The Southern New England Telephone Company


                    CONDENSED BALANCE SHEETS


Dollars in Millions                       March 31, 1997   December 31, 1996
                                           (Unaudited)
Assets
Cash and temporary cash investments          $     -        $   56.8
Accounts receivable, net of allowance for
 uncollectibles of $17.8 and $18.0,
 respectively                                   267.8          270.8
Accounts receivable from affiliates               9.8           11.1
Materials and supplies                           16.8           14.3
Prepaid publishing                               34.6           35.2
Deferred income taxes and other current assets   63.1           47.1
Total Current Assets                            392.1          435.3
Total telephone plant, at cost                4,369.1        4,309.1
Accumulated depreciation                     (3,015.0)      (2,964.5)
Net Telephone Plant                           1,354.1        1,344.6
Deferred income taxes and other assets           94.9           77.3
Total Assets                                $ 1,841.1       $1,857.2

Liabilities and Shareholder's Equity
Accounts payable and accrued expenses       $   186.8       $  180.2
Advance billings and customer deposits           44.8           42.6
Accounts and notes payable to affiliates         36.7           19.5
Other current liabilities                       137.4          116.8
Total Current Liabilities                       405.7          359.1
Long-term debt                                  666.9          746.9
Other liabilities and deferred credits          139.7          127.5
Total Liabilities                             1,212.3        1,233.5

Common Stock; $12.50 par value; 30,428,596
 shares issued and 30,385,900 outstanding       380.4          380.4
Proceeds in excess of par value                 152.1          152.1
Retained earnings                                97.7           92.6
Treasury stock; 42,696 shares, at cost           (1.4)          (1.4)
Total Shareholder's Equity                      628.8          623.7
Total Liabilities and Shareholder's Equity   $1,841.1       $1,857.2

Form 10-Q - Part I   The Southern New England Telephone Company


               CONDENSED STATEMENTS OF CASH FLOWS

                                                        (Unaudited)
                                                 For the Three Months Ended
                                                          March 31,
Dollars in Millions                                   1997        1996

Operating Activities
  Net income                                         $  45.1   $  59.7
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                      77.4      74.4
     Extraordinary charge, net of tax                    3.7        -
     Restructuring payments                             (2.2)    (18.2)
     Change in operating assets and liabilities, net    (1.0)     13.8
     Other, net                                          5.5       3.2
  Net Cash Provided by Operating Activities            128.5     132.9

Investing Activities
  Cash expended for capital additions                  (82.6)    (57.3)
  Other, net                                            (1.8)      1.1
  Net Cash Used by Investing Activities                (84.4)    (56.2)

Financing Activities
  Repayment of long-term debt                          (80.0)       -
  Cash dividends paid                                  (33.0)    (23.0)
  Net proceeds of short-term debt from affiliate        17.9        -
  Other, net                                            (5.8)       -
  Net Cash Used by Financing Activities               (100.9)    (23.0)

(Decrease) increase in Cash and Temporary
 Cash Investments                                      (56.8)     53.7

Cash and temporary cash investments at
 beginning of period                                    56.8      70.5

Cash and Temporary Cash Investments at
 End of Period                                        $    -   $ 124.2

Income Taxes Paid                                     $  7.6   $   9.5

Interest Paid, net of amounts capitalized             $  9.1   $   8.7

Form 10-Q - Part I   Southern New England Telephone Company

                  NOTES TO FINANCIAL STATEMENTS
         (Dollars in Millions, Except Per Share Amounts)
                           (Unaudited)


Note 1:  Extraordinary Charge

On February 18, 1997, the Telephone Company redeemed $80.0 of 8.70% medium-term notes due 2031, which were satisfied with cash and short-term borrowings from the Corporation. The early extinguishment of debt resulted in an extraordinary charge of $3.7, net of tax benefits of $2.7.

Form 10-Q - Part I   The Southern New England Telephone Company


              MANAGEMENT'S DISCUSSION AND ANALYSIS
                      (Dollars in Millions)

Comparison of three months ended March 31, 1997 vs. three months ended March 31, 1996

Operating Results

 Income before extraordinary charge was $48.8 in 1997 compared with $59.7 in 1996.

Revenues and Sales

 For the Three Months Ended March 31,             1997     1996
 Local service                                   $169.4   $164.7
 Network access                                   102.6     97.0
 Intrastate toll                                   53.4     66.4
 Publishing and other                              58.1     60.3
 Total Revenues                                  $383.5   $388.4

 Local service revenues, derived from providing local exchange, advanced calling features and local private line services,
 increased  $4.7,  or  2.9%,  in  1997.   The  increase  was  due
 primarily to continued strong growth of 4.8% in access lines in service to approximately 2,190,000 lines as of March 31, 1997. This increase included significant growth in Centrex business lines and second residential lines. Local service revenues also
 increased   due  to  growth  in  vertical  services,   primarily
 SmartLink[R] advanced calling features, including Caller ID, missed call dialing, call blocking and call tracing. The increase was offset partially by a decrease in revenues recognized from wireless carriers, due to a decrease in the generic wireless tariff in accordance with the Federal Telecommunications Act of 1996 ("Act"). Management expects competition to impact local service revenues as other telecommunications providers start to offer local service during the year [see Competition].

 Network access revenues, generated primarily from interstate and intrastate services, increased $5.6, or 5.8%. Intrastate access revenues increased $3.3, or 53.3%, due primarily to an increase in intrastate minutes of use by competitive providers of intrastate long-distance service. Interstate access revenues increased $2.3, or 2.5%, due primarily to growth in interstate minutes of use of approximately 4% and an increase in access lines in service, discussed previously. Partially offsetting the impact of the increase in minutes of use were lower rates due to discount plans and a decrease in tariff rates in accordance with the Telephone Company's July 1996 Federal Communications Commission ("FCC") filing under price cap regulation.

 Intrastate toll revenues, which include primarily revenues from toll and WATS services, decreased $13.0, or 19.6%. The decrease was due primarily to a 15.9% reduction in toll message volume, as well as reduced intrastate toll rates. Lower toll volume was due primarily to the first full quarter impact of intrastate equal access and the increasingly competitive toll market. Additionally, unusually high toll volume occurred in the first quarter of 1996 due to stormy weather experienced in
 Connecticut. The decline in rates was attributable to the introduction of several discount calling plans that provide competitive options to business and residence customers. Increasing competition and the Telephone Company's offering of competitive discount calling plans will continue to place downward pressure on intrastate toll revenues.

Form 10-Q - Part I   The Southern New England Telephone Company


              MANAGEMENT'S DISCUSSION AND ANALYSIS
                      (Dollars in Millions)

Comparison of three months ended March 31, 1997 vs. three months ended March 31, 1996

 The $2.2 decrease in publishing and other revenues was due primarily to the discontinuance of the provision of billing services for a major long-distance carrier. Publishing revenues remained flat despite an increasingly competitive market.

Costs and Expenses

 For the Three Months Ended March 31,            1997    1996
 Operating costs                               $203.1  $192.7
 Depreciation and amortization                   77.4    74.4
 Taxes other than income                         11.5    12.8
 Total Costs and Expenses                      $292.0  $279.9

 Operating  costs - Operating costs consist primarily of employee-
 related  expenses,  including  wages  and  benefits.   Cost   of
 services and general and administrative expenses, including marketing, represent the remaining portion of these expenses.
 Total operating costs increased $10.4, or 5.4%, including approximately $3 of reprogramming costs associated with the recognition of the year 2000. The remainder of the increase was due primarily to higher employee-related expenses and network contract services, mainly as a result of continuing higher
 service  demands.   Additionally,  licensed  software  fees  for
 network switching increased due to the timing of projects, and bad debt expense increased due to higher credit risk in an increasingly competitive environment.

 Depreciation and amortization - Depreciation and amortization expense increased $3.0, or 4.0%, due primarily to an increase in the average depreciable telecommunications property, plant and equipment.

 Taxes other than income - The 10.2% decrease in taxes other than income was due primarily to savings in property taxes as a result of the continuing reduction of overall corporate space.

Interest Expense and Other (Expense) Income, net

 For the Three Months Ended March 31,            1997     1996
 Interest expense                                $11.2   $11.6
 Other (expense) income, net                     $ (.2)  $ 1.0

 Interest expense decreased $.4, or 3.4%, due primarily to savings from the February 18, 1997 redemption of $80.0 of medium-term notes with an interest rate of 8.70%, offset partially by a
 decrease  in the amount of interest which was capitalized.   The
 decrease in other (expense) income, net was due primarily to a decrease in interest income from the Corporation, as the Telephone Company's cash balance was used to satisfy the previously mentioned redemption.

Form 10-Q - Part I   The Southern New England Telephone Company


              MANAGEMENT'S DISCUSSION AND ANALYSIS
                      (Dollars in Millions)

Income Taxes

 For the Three Months Ended March 31,            1997    1996
 Income taxes                                    $31.3   $38.2

 The combined federal and state effective tax rate for the three months ended March 31, 1997 was 39.1% compared with 39.0% for the same period in 1996. The decrease in income taxes was due to a corresponding decrease in income before income taxes.

Extraordinary Charge

 For the Three Months Ended March 31,             1997   1996
 Extraordinary charge, net of tax                $(3.7)    -

 On  February 18, 1997, the Telephone Company redeemed  $80.0  of
 8.70% medium-term notes due 2031. The early extinguishment of debt resulted in an extraordinary charge of $3.7 after-tax.


Comparison of balances as of March 31, 1997 vs. December 31, 1996

 The previously discussed redemption of debt led to a decrease of
 $80.0 in long-term debt, and was the primary factor in the $56.8 decrease  in cash and temporary cash investments and  the  $17.2 increase in accounts and notes payable to affiliates.

 Other current liabilities increased $20.6 due to the timing of income tax payments and an increase in dividends payable.

Liquidity and Capital Resources

 The Telephone Company generated cash flows from operations of $128.5 during the three months ended March 31, 1997 as compared with $132.9 during the three months ended March 31, 1996. The decrease was due primarily to lower net income, offset partially by lower restructuring payments made in first quarter 1997. Capital expenditures were the primary use of corporate funds.

 On  February 18, 1997, the Telephone Company redeemed  $80.0  of
 8.70% medium-term notes as discussed previously.

Competition

The Telephone Company continues to experience an increasingly competitive environment with respect to telecommunications services in Connecticut. Competitors include interexchange carriers and competitive access providers, and most recently, competitive local exchange carriers ("CLEC"). Telecommunications providers continue to file with the Department of Public Utility Control ("DPUC") to offer competitive intrastate long-distance services, and major carriers intensified their marketing efforts to sell intrastate long-distance services since the full implementation of intrastate equal access.

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

Regulatory Matters

Federal Regulatory Initiatives

In accordance with the Act, the Federal-State Joint Board adopted a Recommended Decision on Universal Service on November 7, 1996. The recommendation addresses the universal service provisions of the Act and proposes that one federal fund be established to provide support for universal service. The proposal calls for interstate telecommunications service providers to contribute to the fund based on their telecommunications revenue, net of payments to other carriers. The revenue to be assessed may either be total interstate and intrastate revenue, or interstate revenue only. Management is currently evaluating the impact of FCC decisions regarding universal service and access charges.

The Telephone Company filed its 1997 annual interstate access price cap revisions in April 1997 and anticipates filing proposed rate changes in June 1997 for effect July 1, 1997. These filings will adjust interstate access rates for an experienced rate of inflation, the FCC's productivity target and exogenous cost changes, if any. The Telephone Company again elected a 4.0% productivity factor.

State Regulatory Initiatives

On January 24, 1997, the Corporation filed a proposal with the DPUC outlining steps to structure its wireline business, including the Telephone Company, into separate retail and wholesale subsidiaries. Under the proposal, the new retail organization, a CLEC, will compete under the same regulations as all other retail telecommunications providers in the state and will bring innovative packages of products and services to the consumer. The wholesale organization, an incumbent local exchange carrier, will provide network services and functionality to retail providers, including the Corporation's new CLEC, on neutral terms. The Telephone Company's current directory publishing operations will also be structured as a separate subsidiary of the Corporation. A decision is expected in late June 1997.

In compliance with the Act, the Telephone Company has filed with the DPUC numerous cost studies supporting its proposed wholesale (i.e., resale) and unbundled rates for interconnection services. On March 24, 1997, the DPUC issued a final decision setting a uniform 17.8% discount rate off the Telephone Company's retail prices for telecommunications services resold to CLEC's. On April 23, 1997, the DPUC issued a final decision addressing the proposal for allocation of HFC costs to video and telephony and the Telephone Company's costs and rates associated with unbundled loops, ports, multiplexing, and inter-wire center transport. In this decision, the DPUC agreed to the Telephone Company's proposed 50/50 allocation for video and telephony. It also approved the proposal to include 100% of the cost of the loop in its intrastate cost studies, rather than only 75% of the cost of

Form 10-Q - Parts I & II  The Southern New England Telephone Company





              MANAGEMENT'S DISCUSSION AND ANALYSIS
                      (Dollars in Millions)

the loop (25% of the cost of the loop was previously allocated to interstate services). In addition, the DPUC approved the cost studies based on Total Service Long Run Incremental Cost (TSLRIC). The Telephone Company submitted a revised tariff for unbundled loops, ports, multiplexing, and inter-wire center transport reflecting the findings in the decision.



                  PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings

         There were no material developments in the first quarter of 1997.


Item 6.  Exhibits and Reports on Form 8-K

    (b)  Reports on Form 8-K

         On  January 21, 1997, the Telephone Company  filed  a
         report   on   Form  8-K,  dated  January  21,   1997,
         announcing the Corporation's 1996 financial results.

         On April 23, 1997, the Telephone Company filed a report on Form 8-K, dated April 23, 1997, announcing the Corporation's financial results for the first quarter of 1997.

Form 10-Q - Part II  The Southern New England Telephone Company





                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   The Southern New England Telephone Company

May 8, 1997



                   /s/ Donald R. Shassian
                       Donald R. Shassian
                   Senior Vice President and Chief
                   Financial Officer