Form 10-Q
period 1997-06-30
SOUTHERN NEW ENGLAND TELEPHONE CO
filed 1997-08-07
CIK 92244

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549
                            FORM 10-Q

(Mark One)

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1997.


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

Form 10-Q - Part I  The Southern New England Telephone Company



      CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS


                                                 (Unaudited)
                                     For the Three         For the Six
                                     Months Ended          Months Ended
                                        June 30,            June 30,
Dollars in Millions                 1997       1996      1997      1996

Revenues
Local service                    $ 167.7    $ 168.5   $ 337.1   $ 333.2
Network access                     107.4       97.1     210.0     194.1
Intrastate toll                     51.6       64.6     105.0     131.0
Publishing and other                56.4       58.2     114.5     118.5
Total Revenues                     383.1      388.4     766.6     776.8

Costs and Expenses
Operating and maintenance          201.6      199.8     404.7     392.5
Depreciation and amortization       79.3       74.9     156.7     149.3
Taxes other than income             11.9       11.8      23.4      24.6
Total Costs and Expenses           292.8      286.5     584.8     566.4

Operating Income                    90.3      101.9     181.8     210.4

Interest expense                    11.1       11.5      22.3      23.1
Other (expense) income, net          (.1)        .4       (.3)      1.4

Income Before Income Taxes          79.1       90.8     159.2     188.7

Income taxes                        30.8       34.7      62.1      72.9

Income Before Extraordinary Charge  48.3       56.1      97.1     115.8

Extraordinary charge, net of tax      -          -       (3.7)       -

Net Income                       $  48.3    $  56.1   $  93.4  $  115.8

Retained Earnings, Beginning
 of Period                       $  97.7    $  55.9   $  92.6  $   31.8
  Net income                        48.3       56.1      93.4     115.8
  Dividends declared to parent     (38.0)     (39.0)    (78.0)    (74.6)
Retained Earnings, End
 of Period                       $ 108.0    $  73.0   $ 108.0  $   73.0


The accompanying notes are an integral part of these financial statements.

Form 10-Q - Part I   The Southern New England Telephone Company


                        CONDENSED BALANCE SHEETS


Dollars in Millions                         June 30, 1997   December 31, 1996
                                             (Unaudited)
Assets
Cash and temporary cash investments           $    -           $   56.8
Accounts receivable, net of allowance
 for uncollectibles of $16.1 and
 $18.0, respectively                            258.4             270.8
Accounts receivable from affiliates              33.6              11.1
Materials and supplies                           20.0              14.3
Prepaid publishing                               33.5              35.2
Deferred income taxes and other current assets   72.3              47.1
Total Current Assets                            417.8             435.3
Total telephone plant, at cost                4,397.4           4,309.1
Accumulated depreciation                     (3,026.9)         (2,964.5)
Net Telephone Plant                           1,370.5           1,344.6
Deferred income taxes and other assets           97.9              77.3
Total Assets                                 $1,886.2          $1,857.2

Liabilities and Shareholder's Equity
Accounts payable and accrued expenses        $  171.8          $  180.2
Accounts and notes payable to affiliates        101.5              19.5
Advance billings and customer deposits           44.5              42.6
Other current liabilities                       126.2             116.8
Total Current Liabilities                       444.0             359.1
Long-term debt                                  666.9             746.9
Other liabilities and deferred credits          136.2             127.5
Total Liabilities                             1,247.1           1,233.5

Common Stock; $12.50 par value;
 30,428,596 shares issued and
 30,385,900 outstanding                         380.4             380.4
Proceeds in excess of par value                 152.1             152.1
Retained earnings                               108.0              92.6
Treasury stock; 42,696 shares, at cost           (1.4)             (1.4)
Total Shareholder's Equity                      639.1             623.7
Total Liabilities and Shareholder's Equity   $1,886.2          $1,857.2


The accompanying notes are an integral part of these financial statements.

Form 10-Q - Part I    The Southern New England Telephone Company


               CONDENSED STATEMENTS OF CASH FLOWS

                                                          (Unaudited)
                                                   For the Six Months Ended
                                                            June 30,
Dollars in Millions                                     1997       1996

Operating Activities
   Net income                                          $ 93.4    $ 115.8
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                     156.7      149.3
      Extraordinary charge, net of tax                    3.7         -
      Restructuring payments                             (8.5)     (42.6)
      Change in operating assets and liabilities, net   (55.3)     (18.3)
      Other, net                                         10.2        8.8
   Net Cash Provided by Operating Activities            200.2      213.0

Investing Activities
   Cash expended for capital additions                 (188.2)    (129.3)
   Other, net                                             9.7        1.6
   Net Cash Used by Investing Activities               (178.5)    (127.7)

Financing Activities
   Net proceeds of short-term debt from affiliate        80.3         -
   Repayment of long-term debt                          (80.0)        -
   Cash dividends paid                                  (73.0)     (58.6)
   Other, net                                            (5.8)        -
   Net Cash Used by Financing Activities                (78.5)     (58.6)

(Decrease) increase in Cash and Temporary
 Cash Investments                                       (56.8)      26.7

Cash and temporary cash investments at
 beginning of period                                     56.8       70.5

Cash and Temporary Cash Investments at
 End of Period                                         $   -     $  97.2

Income Taxes Paid                                      $ 64.5    $  59.8

Interest Paid, net of amounts capitalized              $ 24.9    $  23.2


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

Note 2:  Subsequent Event

On July 31, 1997, the Second Circuit Court of Appeals issued a decision upholding an August 28, 1995 judgment from the U.S. District Court finding that the Corporation and the Telephone Company had violated certain sections of the Fair Labor Standards Act and were liable for $9.7 in back pay and liquidating damages plus interest of approximately 5.9% from the date of the District Court judgment. The Telephone Company and the Corporation are currently evaluating whether to appeal the Second Circuit decision. In the second quarter of 1995, the Telephone Company recorded a liability of $11.0 as its anticipated cost of total damages for this matter, which was charged to operating and maintenance expense.

Form 10-Q - Part I    The Southern New England Telephone Company


              MANAGEMENT'S DISCUSSION AND ANALYSIS
                      (Dollars in Millions)

Separation of Wholesale and Retail Organizations

 The Corporation is establishing separate wholesale and retail affiliates, having received approval from the Department of Public Utility Control ("DPUC") [see Regulatory Matters]. As a result, the Telephone Company will become an incumbent local exchange carrier ("ILEC"), providing network services and functionality to retail providers under the wholesale provisions of the Federal Telecommunications Act of 1996 ("Act"). The telecommunications network plant and property will remain with the Telephone Company to support operations. The Telephone Company will be treated as a public service company, and will continue to be subject to regulation.

 The separation of wholesale and retail organizations should have no material effect on the consolidated financial results of the Corporation. Due to the functional change in the Telephone Company, however, local service revenues, intrastate toll and other categories of revenue, along with related expenses, will be significantly different in the future. Additionally, the establishment of a separate publishing subsidiary will remove most publishing revenues and their related expenses from the Telephone Company.

 The following discussion and analysis are meant to give understanding to the financial condition and results of operations of the Telephone Company as it is currently structured. As such, all results and trends discussed are relevant only until such time as the wholesale, retail and publishing operations are separated.

Comparison of six months ended June 30, 1997 vs. six months ended
June 30, 1996

Operating Results

 Income before extraordinary charge was $97.1 in 1997 compared with $115.8 in 1996. The reduced results were primarily due to revenue increases being more than offset by the combination of revenue decreases in intrastate toll as a result of competition and higher depreciation expense due to increased investment in physical plant.

Revenues and Sales

 For the Six Months Ended June 30,                    1997      1996
 Local service                                       $337.1    $333.2
 Network access                                       210.0     194.1
 Intrastate toll                                      105.0     131.0
 Publishing and other                                 114.5     118.5
 Total Revenues                                      $766.6    $776.8

 Local service revenues, derived from providing local exchange, advanced calling features and local private line services,
 increased  $3.9,  or  1.2%,  in  1997.   The  increase  was  due
 primarily to continued strong growth of 4.3% in access lines in service to approximately 2,205,000 lines as of June 30, 1997. This increase included significant growth in Centrex business lines and second residential lines. Local service revenues also
 increased   due  to  growth  in  vertical  services,   primarily
 SmartLink[R] advanced calling features, including Caller ID, missed
 call  dialing,  call  blocking and call tracing.   The  increase

Form 10-Q - Part I    The Southern New England Telephone Company


              MANAGEMENT'S DISCUSSION AND ANALYSIS
                      (Dollars in Millions)

Comparison of six months ended June 30, 1997 vs. six months ended
June 30, 1996

 was tempered by a decrease in public telephone revenues, as a significant portion of payphone operations were transferred to a non-regulated affiliate in conjunction with the pay telephone reclassification and compensation provisions of the Federal Telecommunications Act of 1996 ("Act") [see Regulatory Matters]. Additionally, there was a decrease in revenues recognized from wireless carriers, due to a decrease in the generic wireless tariff in accordance with the Act. Management expects increased competition to negatively impact local service revenues as other telecommunications providers offer local service and as the DPUC mandated balloting process commences in March 1998 [see Competition].

 Network access revenues, generated primarily from interstate and intrastate services, increased $15.9, or 8.2%. Intrastate access revenues increased $8.3, or 66.0%, due primarily to an increase in intrastate minutes of use by competitive providers of intrastate long-distance service. Interstate access revenues increased $7.6, or 4.2%, due primarily to growth in interstate minutes of use of approximately 5% and an increase in access lines in service, discussed previously. Partially offsetting the impact of the increase in minutes of use were lower rates due to discount plans and a decrease in tariff rates in accordance with the Telephone Company's July 1996 Federal Communications Commission ("FCC") filing under price cap regulation.

 Intrastate toll revenues, which include primarily revenues from toll and WATS services, decreased $26.0, or 19.8%. The decrease was due primarily to a 14.6% reduction in toll message volume, as well as reduced intrastate toll rates. Lower toll volume was due primarily to the highly competitive toll market as a result of full intrastate equal access. The decline in rates was attributable to customer migration to several discount calling plans that provide competitive options to business and residence customers. Increasing competition and the offering of competitive discount calling plans will continue to place downward pressure on intrastate toll revenues.

 The $4.0 decrease in publishing and other revenues was due primarily to the discontinuance of the provision of billing services for a major long-distance carrier. Publishing revenues remained steady despite an increasingly competitive market.

Costs and Expenses

 For the Six Months Ended June 30,                  1997      1996
 Operating costs                                  $404.7    $392.5
 Depreciation and amortization                     156.7     149.3
 Taxes other than income                            23.4      24.6
 Total Costs and Expenses                         $584.8    $566.4

Operating  costs - Operating costs consist primarily of  employee-
related expenses, including wages and benefits.  Cost of services and  general  and  administrative expenses, including  marketing,
represent  the  remaining  portion  of  these  expenses.    Total
operating costs increased $12.2, or 3.1%, including approximately
$6  of reprogramming costs associated with the recognition of the year
2000. The remainder of the increase was due primarily to higher employee-related expenses, mainly as a result of continuing higher service demands. Additionally, licensed software fees for network switching

Form 10-Q - Part I   The Southern New England Telephone Company


              MANAGEMENT'S DISCUSSION AND ANALYSIS
                      (Dollars in Millions)

Comparison of six months ended June 30, 1997 vs. six months ended
June 30, 1996

 increased. These increases were offset partially by a decrease in expenses related to the provision of public telephone service, as a significant portion of payphone operations was transferred to a non-regulated affiliate in conjunction with the pay telephone reclassification and compensation provisions of the Act [see Regulatory Matters].

 Depreciation and amortization - Depreciation and amortization expense increased $7.4, or 5.0%, due primarily to an increase in the average depreciable telecommunications property, plant and equipment.

 Taxes other than income - The 4.9% decrease in taxes other than income was due primarily to savings in property taxes as a result of the continuing reduction of overall corporate space.

Interest Expense and Other (Expense) Income, net

 For the Six Months Ended June 30,                 1997      1996
 Interest expense                                 $22.3     $23.1
 Other (expense) income, net                      $ (.3)    $ 1.4

 Interest expense decreased $.8, or 3.5%, due primarily to savings from the February 18, 1997 redemption of $80.0 of medium-term notes with an interest rate of 8.70%, offset partially by a
 decrease  in the amount of interest which was capitalized.   The
 decrease in other (expense) income, net was due primarily to a decrease in interest income from the Corporation, as the Telephone Company's cash balance was used to satisfy the previously mentioned redemption.

Income Taxes

 For the Six Months Ended June 30,                 1997      1996
 Income taxes                                     $62.1     $72.9

 The combined federal and state effective tax rate for the six months ended June 30, 1997 was 39.0% compared with 38.6% for the same period in 1996. The decrease in income taxes was primarily due to a corresponding decrease in income before income taxes.

Extraordinary Charge

 For the Six Months Ended June 30,                  1997     1996
 Extraordinary charge, net of tax                  $(3.7)      -

 On  February 18, 1997, the Telephone Company redeemed  $80.0  of
 8.70% medium-term notes due 2031. The early extinguishment of debt resulted in an extraordinary charge of $3.7 after-tax.

Form 10-Q - Part I   The Southern New England Telephone Company


              MANAGEMENT'S DISCUSSION AND ANALYSIS
                      (Dollars in Millions)


Comparison of balances as of June 30, 1997 vs. December 31, 1996

 The previously discussed redemption of debt led to a decrease of $80.0 in long-term debt, and was the primary factor in the $56.8 decrease in cash and temporary cash investments.

 Accounts receivable from affiliates increased primarily due to the previously discussed transfer of payphone operations to an affiliate. The affiliate owes the Telephone Company for the assets transferred.

 Deferred   income  taxes  and  other  current  assets  increased
 primarily due to an increase in prepaid taxes based on the timing of payments.

 Accounts and notes payable to affiliates increased $82.0 due to the redemption of debt noted above and additional borrowings from the Corporation to fund capital expenditures.


Liquidity and Capital Resources

 The Telephone Company generated cash flows from operations of $200.2 during the six months ended June 30, 1997 as compared with $213.0 during the six months ended June 30, 1996. The decrease was due primarily to lower net income. Capital expenditures were the primary use of Telephone Company funds.

 On  February 18, 1997, the Telephone Company redeemed  $80.0  of
 8.70% medium-term notes as discussed previously.


Competition

The Telephone Company faces a fully competitive environment with respect to telecommunications services in Connecticut. Competitors include interexchange carriers, competitive access providers and competitive local exchange carriers ("CLEC"). In the long distance market, competition has intensified since the full implementation of intrastate equal access.

Local service competition is expected to grow significantly, particularly with the DPUC mandated balloting process commencing in March 1998 (see "State Regulatory Initiatives"). Although the financial impact cannot be predicted at this time, based on existing state and federal regulations, the Telephone Company expects that many competitors will resell the Telephone Company's network and that increased network access revenues will offset a significant portion of local service revenues lost to competition.

Form 10-Q - Part I   The Southern New England Telephone Company


              MANAGEMENT'S DISCUSSION AND ANALYSIS
                      (Dollars in Millions)

Regulatory Matters

Federal Regulatory Initiatives

On July 18, 1997, the Eighth Circuit Court of Appeals ("Court") issued a decision on the appeal of the FCC's First Report and Order. The decision was consistent with the stay issued in
October 1996, which delayed the effectiveness of the pricing provisions and the rule allowing competitors to "pick and choose" isolated terms out of negotiated interconnection agreements. The decision struck down key provisions of the Order by vacating the Order's pricing and "pick and choose" rules and certain terms under which potential competitors can lease portions of the
Telephone Company's network. Other provisions, such as the requirement to unbundle operating support systems, operator services and vertical switching features, were upheld by the Court. The Court's decision overall is a strong endorsement of Congress' intention that the states, not the FCC, play a primary role in implementing local telecommunications competition. The decision will allow the Corporation to implement local competition on the course mapped by the DPUC and the state legislature.

In May 1997, the FCC issued three major orders. The FCC released its Report and Order on Universal Service on May 8, 1997. The Order revised the current universal service programs which ensure availability of local exchange service to low income customers and high cost areas. It also establishes new federal support for telecommunications services provided to schools, libraries, and rural healthcare facilities. The federal universal service mechanisms are to be funded, beginning January 1, 1998, by an assessment on the end user revenues of all telecommunications service providers. Funding for the revised programs supporting high cost and low income areas will be from interstate end user revenues, while funding for the new federal support services provided to schools, libraries, and rural healthcare facilities will come from both interstate and intrastate end user revenues. The Order is currently on appeal in the Fifth Circuit Court of Appeals. The Telephone Company has filed to intervene in the appeal.

On May 16, 1997, the FCC released its First Report and Order regarding access charge reform. This Order mandates changes to the way the Telephone Company recovers interstate access charges from interstate toll providers, including SNET America, Inc. Specifically, the Order establishes flat-rated per line access charges and reduces usage based charges. This Order establishes a prescriptive mechanism to ensure that interstate access charges will be driven toward the levels that competition would be expected to produce. Management expects this order to pressure earnings in the second half of 1997 and forward, but is currently unable to quantify the impact. The Order is currently on appeal in the 8th Circuit Court of Appeals. The Telephone Company has intervened in the appeal. The FCC is also expected to
release  a  Pricing Flexibility Order in the Fall of 1997.   This
order will establish a market-based approach to pricing.

On May 21, 1997, the FCC released its Price Cap Order revising its price cap plan for regulating ILECs. This Order establishes a single productivity factor of 6.5% and eliminates the sharing requirements of the prior rules. The Telephone Company filed its 1997 annual interstate access price cap revisions in April 1997 and filed its proposed rate changes on June 16, 1997 for effect July 1, 1997. These filings adjusted interstate access rates for an experienced rate of inflation, the FCC's new productivity target and exogenous cost changes. The FCC also required all price cap ILECs, including the Telephone Company, to adjust their Price Cap Indices, effective July 1, 1997, to reflect the 6.5% productivity factor retroactively for the 1996-1997 tariff year. The filings are anticipated to decrease interstate network

Form 10-Q - Part I   The Southern New England Telephone Company


              MANAGEMENT'S DISCUSSION AND ANALYSIS
                      (Dollars in Millions)

access revenues by approximately $28 for the period July 1, 1997
to June 30,  1998.   The  Company  expects that  this  decrease
will be partially offset by increased demand. The Order is currently on appeal in the District of Columbia Circuit Court of Appeals. The Telephone Company has intervened in the appeal.

In accordance with the Act, the FCC requires ILECs, including the Telephone Company, to implement a long term solution for portability of telephone numbers. The Telephone Company is required to construct and operate a system that will permit end user customers to retain their telephone numbers when they elect a different carrier for local service. The system is to be operational in mid-1998 for a large percentage of the Telephone Company's access lines. The FCC, however, has not yet decided on a method for the Telephone Company to recover the investment and operating costs relating to the number portability system. Until such decision on recovery is made, management is not able to estimate the financial impact on the Telephone Company.

On September 20, 1996, the FCC released its Report and Order on the Implementation of the Pay Telephone Reclassification and Compensation Provisions of the Telecommunication Act of 1996.
The   order  eliminates  existing  regulatory  constraints  which inhibited competition in the payphone marketplace; establishes a transition period for competitive pricing to further develop in the marketplace; establishes mechanisms for the full and fair compensation for all calls to payphone providers; eliminates all subsidies which currently exist in interstate access rates; orders that pay telephone investment be removed from the ILECOs interstate ratebase; and reclassifies pay telephone instruments as customer premise equipment. Under the order, all ILECs, including the Telephone Company, were required to unbundle payphone instruments and file tariffs on payphone service lines by January 15, 1997 and make them available on a non-discriminatory basis to Payphone Service Providers by April 15, 1997. The Telephone Company has filed with the FCC the necessary revisions to its interstate access charges and has filed with the DPUC new retail and wholesale Pay Telephone Access Line Service offerings in accordance with the FCC's order.

State Regulatory Initiatives

On June 25, 1997, the DPUC issued a final decision allowing the Corporation to establish separate wholesale and retail affiliates [see Separation of Wholesale and Retail Organizations]. As part of the decision, the DPUC mandated that the ILEC's Connecticut customers must choose their local exchange provider via a balloting process to commence in March 1998. Customers who do not choose a carrier will be assigned a CLEC based on the proportion of votes in a local service area. The balloting process, as well as the changes associated with the restructure, are expected to be completed by July 1, 1998. The specific details of the balloting process will be addressed in further technical discussions among the participants and the DPUC.

In compliance with the Federal Telecommunications Act of 1996, the Telephone Company has filed with the DPUC numerous cost studies supporting its proposed wholesale (i.e., resale) and unbundled rates for interconnection services. On March 24, 1997, the DPUC issued a final decision setting a uniform 17.8% discount rate off the Telephone Company's retail prices for telecommunications services sold to CLECs. On April 23, 1997, the DPUC issued a final decision addressing the proposal for allocation of HFC costs to video and telephony and the Telephone Company's costs and rates associated with unbundled loops, ports, multiplexing, and inter-wire center transport. In this decision, the DPUC agreed to the Telephone Company's proposed 50/50 allocation for video and telephony. In addition, the DPUC

Form 10-Q - Parts I & II   The Southern New England Telephone Company


              MANAGEMENT'S DISCUSSION AND ANALYSIS
                      (Dollars in Millions)

approved the cost studies based on Total Service Long Run Incremental Cost (TSLRIC). The Telephone Company submitted a revised tariff for unbundled loops, ports, multiplexing, and inter-wire center transport reflecting the findings in the decision.


                  PART II  -  OTHER INFORMATION

Item 1.   Legal Proceedings

          There were no material developments in the second quarter of 1997.


Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibit

          (27) Financial Data Schedule

    (b)   Reports on Form 8-K

          On April 23, 1997, the Telephone Company filed a report on Form 8-K, dated April 23, 1997, announcing the Corporation's financial results for the first quarter of 1997.

          On  June  25, 1997, the Telephone Company filed a  report
          on Form 8-K, dated June 25, 1997 regarding the DPUC's final decision allowing the Corporation to structure its wireline business as separate retail and wholesale subsidiaries.

          On July 24, 1997, the Telephone Company filed a report on Form 8-K, dated July 24, 1997, announcing the Corporation's financial results for the second quarter of 1997.

Form 10-Q - Part II   The Southern New England Telephone Company





                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      The Southern New England Telephone Company

August 7, 1997



                      /s/ Donald R. Shassian
                          Donald R. Shassian
                      Senior Vice President and Chief Financial Officer