Form 10-Q
period 1997-09-30
SOUTHERN NEW ENGLAND TELEPHONE CO
filed 1997-11-06
CIK 92244

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549
                                  FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1997.


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

Form 10-Q - Part I  The Southern New England Telephone Company



      CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS


                                            (Unaudited)
                                For the Three         For the Nine
                                 Months Ended         Months Ended
                                September 30,        September 30,
Dollars in Millions            1997      1996      1997      1996

Revenues
Local service                $169.6    $170.5  $  506.7  $  503.7
Network access                103.0      94.4     313.0     288.5
Intrastate toll                52.8      62.1     157.8     193.1
Publishing and other           58.2      56.7     172.7     175.2
Total Revenues                383.6     383.7   1,150.2   1,160.5

Costs and Expenses
Operating and maintenance     205.8     211.5     610.5     604.0
Depreciation and
 amortization                  79.8      75.1     236.5     224.4
Taxes other than income        12.1      12.5      35.5      37.1
Total Costs and Expenses      297.7     299.1     882.5     865.5

Operating Income               85.9      84.6     267.7     295.0

Interest expense               11.3      11.3      33.6      34.4
Other (expense) income, net     (.9)       .7      (1.2)      2.1

Income Before Income Taxes     73.7      74.0     232.9     262.7

Income taxes                   28.7      26.4      90.8      99.3

Income Before Extraordinary
 Charge                        45.0      47.6     142.1     163.4

Extraordinary charge, net of
 tax                             -         -       (3.7)       -

Net Income                   $ 45.0    $ 47.6  $  138.4  $  163.4

Retained Earnings, Beginning
 of Period                   $108.0    $ 73.0  $   92.6  $   31.8
 Net income                    45.0      47.6     138.4     163.4
 Dividends declared to parent (36.0)    (40.5)   (114.0)   (115.1)
Retained Earnings, End of
 Period                      $117.0    $ 80.1  $ 117.0   $   80.1

The accompanying notes are an integral part of these financial statements.

Form 10-Q - Part I  The Southern New England Telephone Company


                    CONDENSED BALANCE SHEETS


Dollars in Millions                      September 30, 1997  December 31, 1996
                                              (Unaudited)
Assets
Cash and temporary cash investments        $       -           $    56.8
Accounts receivable, net of allowance
 for uncollectibles of $14.6 and $18.0,
 respectively                                  270.7               270.8
Accounts receivable from affiliates             33.3                11.1
Materials and supplies                          13.5                14.3
Prepaid publishing                              33.3                35.2
Deferred income taxes and other current
 assets                                         65.6                47.1
Total Current Assets                           416.4               435.3

Total telephone plant, at cost               4,424.4             4,309.1
Accumulated depreciation                    (3,032.7)           (2,964.5)
Net Telephone Plant                          1,391.7             1,344.6
Deferred income taxes and other assets          93.5                77.3
Total Assets                               $ 1,901.6           $ 1,857.2

Liabilities and Shareholder's Equity
Accounts payable and accrued expenses      $   150.0           $   180.2
Accounts and notes payable to affiliates       129.6                19.5
Advance billings and customer deposits          47.0                42.6
Other current liabilities                      126.1               116.8
Total Current Liabilities                      452.7               359.1

Long-term debt                                 666.9               746.9
Other liabilities and deferred credits         133.9               127.5
Total Liabilities                            1,253.5             1,233.5

Common Stock; $12.50 par value;
 30,428,596 shares issued and
 30,385,900 outstanding                        380.4               380.4
Proceeds in excess of par value                152.1               152.1
Retained earnings                              117.0                92.6
Treasury stock; 42,696 shares, at cost          (1.4)               (1.4)
Total Shareholder's Equity                     648.1               623.7
Total Liabilities and Shareholder's
 Equity                                    $ 1,901.6           $ 1,857.2

The accompanying notes are an integral part of these financial statements.

Form 10-Q - Part I  The Southern New England Telephone Company


                CONDENSED STATEMENTS OF CASH FLOWS

                                                  (Unaudited)
                                                    For the Nine Months Ended
                                                         September 30,
Dollars in Millions                                    1997         1996

Operating Activities
   Net income                                        $ 138.4      $ 163.4
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                    236.5        224.4
      Extraordinary charge, net of tax                   3.7            -
      Restructuring payments                           (12.4)       (56.5)
      Change in operating assets and liabilities,
       net                                             (29.2)        (9.2)
      Other, net                                        18.3         13.3
   Net Cash Provided by Operating Activities           355.3        335.4

Investing Activities
   Cash expended for capital additions                (292.2)      (202.6)
   Other, net                                            (.8)         2.4
   Net Cash Used by Investing Activities              (293.0)      (200.2)

Financing Activities
   Net proceeds of short-term debt from affiliate       77.7            -
   Repayment of long-term debt                         (80.0)           -
   Cash dividends paid                                (111.0)       (97.6)
   Other, net                                           (5.8)           -
   Net Cash Used by Financing Activities              (119.1)       (97.6)

(Decrease) increase in Cash and Temporary Cash
 Investments                                           (56.8)        37.6

Cash and temporary cash investments at beginning
 of period                                              56.8         70.5

Cash and Temporary Cash Investments at End of
 Period                                              $     -      $ 108.1

Income Taxes Paid                                    $ 100.2      $  83.1

Interest Paid, net of amounts capitalized            $  31.5      $  31.5

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

Note 2:  Litigation

On July 31, 1997, the Second Circuit Court of Appeals issued a decision upholding an August 28, 1995 judgment from the U.S.
District Court finding that the Corporation and the Telephone Company had violated certain sections of the Fair Labor Standards Act and were liable for $9.7 in back pay and liquidated damages plus interest of approximately 5.9% from the date of the District Court judgment. In the second quarter of 1995, the Telephone Company recorded a liability of $11.0, which is adequate to cover the anticipated cost of total damages for this matter.

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

 The following discussion and analysis are meant to give understanding to the financial condition and results of operations of the Telephone Company as it is currently structured. As such, all results and trends discussed are relevant only until such time as the wholesale, retail and publishing operations are completely separated.

Comparison of nine months ended September 30, 1997 vs. nine months ended September 30, 1996

Operating Results

 Income before extraordinary charge was $142.1 in 1997 compared with $163.4 in 1996. The reduced results were primarily due to network access and local service revenue increases being more than offset by the combination of revenue decreases in intrastate toll as a result of competition and higher depreciation expense due to increased investment in physical plant.

Revenues and Sales

 For the Nine Months Ended September 30,            1997       1996
 Local service                                   $  506.7   $  503.7
 Network access                                     313.0      288.5
 Intrastate toll                                    157.8      193.1
 Publishing and other                               172.7      175.2
 Total Revenues                                  $1,150.2   $1,160.5

 Local service revenues, derived from providing local exchange, advanced calling features and local private line services, increased $3.0, or .6%, in 1997. The increase was due primarily to continued strong growth of 4.2% in access lines in service to
 approximately  2,236,000 lines as of September 30,  1997.   This
 increase included significant growth in Centrex business lines and second residential lines. Local service revenues also
 increased   due  to  growth  in  vertical  services,   primarily
 SmartLink[R] advanced calling features, including Caller ID, missed
 call   dialing,   call   blocking   and   call   tracing.    The

Form 10-Q - Part I   The Southern New England Telephone Company

              MANAGEMENT'S DISCUSSION AND ANALYSIS
                      (Dollars in Millions)

Comparison of nine months ended September 30, 1997 vs. nine months ended September 30, 1996 increase was significantly offset by a decrease in public telephone revenues, as a significant portion of payphone operations were transferred to a non-regulated affiliate in conjunction with the pay telephone reclassification and compensation provisions of the Federal Telecommunications Act of 1996 ("Act") [see Regulatory Matters]. Additionally, there was a decrease in revenues recognized from wireless carriers, due to a decrease in the generic wireless tariff in accordance with the Act. Management expects increased competition to negatively impact local service revenues as other telecommunications providers offer local service and as the DPUC mandated balloting process commences in 1998 [see Competition].

 Network access revenues, generated primarily from interstate and intrastate services, increased $24.5, or 8.5%. Intrastate access revenues increased $12.8, or 64.3%, due primarily to an increase in intrastate minutes of use by competitive providers of intrastate long-distance service. Interstate access revenues increased $11.8, or 4.4%, due primarily to growth in interstate minutes of use of 4.9% and the effects of the reversal of proposed tariff changes. Partially offsetting the impact of the increase in minutes of use was a decrease in tariff rates in accordance with the Telephone Company's July 1997 Federal Communications Commission ("FCC") filing under price cap regulation.

 Intrastate toll revenues, which include primarily revenues from toll and WATS services, decreased $35.3, or 18.3%. The decrease was due primarily to a 13.7% reduction in toll message volume, as well as reduced intrastate toll rates. Lower toll volume was due primarily to the highly competitive toll market as a result of full intrastate equal access. The decline in rates was attributable to customer migration to several discount calling plans that provide competitive options to business and residence customers. Increasing competition and the offering of competitive discount calling plans will continue to place downward pressure on intrastate toll revenues.

 The $2.5 decrease in publishing and other revenues was due primarily to the discontinuance of the provision of billing services for a major long-distance carrier. Publishing revenues remained steady.

Costs and Expenses

 For the Nine Months Ended September 30,          1997    1996
 Operating costs                                 $610.5  $604.0
 Depreciation and amortization                    236.5   224.4
 Taxes other than income                           35.5    37.1
 Total Costs and Expenses                        $882.5  $865.5

Operating costs - Operating costs consist primarily of employee-related expenses, including wages and benefits. Cost of services and general and administrative expenses, including marketing,
represent  the  remaining  portion  of  these  expenses.    Total
operating costs increased $6.5, or 1.1%, including approximately $9 of reprogramming costs associated with the recognition of the
year  2000.   Additionally, employee-related expenses  increased,
mainly   as  a  result  of  continuing  higher  service  demands.

Form 10-Q - Part I   The Southern New England Telephone Company


              MANAGEMENT'S DISCUSSION AND ANALYSIS
                      (Dollars in Millions)

Comparison of nine months ended September 30, 1997 vs. nine months ended September 30, 1996

 These increases were offset partially by a decrease in expenses related to the provision of public telephone service, as a significant portion of payphone operations was transferred to a non-regulated affiliate in conjunction with the pay telephone reclassification and compensation provisions of the Act [see Regulatory Matters].

 Depreciation and amortization - Depreciation and amortization expense increased $12.1, or 5.4%, due primarily to an increase in the average depreciable telecommunications property, plant and equipment.

 Taxes other than income - The 4.3% decrease in taxes other than income was due primarily to savings in property taxes as a result of the continuing reduction of overall corporate space.

Interest Expense and Other (Expense) Income, net

 For the Nine Months Ended September 30,          1997    1996
 Interest expense                                $33.6   $34.4
 Other (expense) income, net                     $(1.2)  $ 2.1

 Interest expense decreased $.8, or 2.3%, due primarily to savings from the February 18, 1997 redemption of $80.0 of medium-term notes with an interest rate of 8.70%, offset partially by a
 decrease  in the amount of interest which was capitalized.   The
 change in other (expense) income, net was due primarily to a decrease in interest income from the Corporation, as the Telephone Company's cash balance was used to satisfy the previously mentioned redemption.

Income Taxes

 For the Nine Months Ended September 30,          1997    1996
 Income taxes                                    $90.8   $99.3

 The combined federal and state effective tax rate for the nine months ended September 30, 1997 was 39.0% compared with 37.8% for the same period in 1996. The decrease in income taxes was primarily due to a corresponding decrease in income before income taxes. The lower 1996 effective rate was due primarily to the settlement of tax matters.


Extraordinary Charge

 For the Nine Months Ended September 30,          1997   1996
 Extraordinary charge, net of tax                $(3.7)   -

 On  February 18, 1997, the Telephone Company redeemed  $80.0  of
 8.70% medium-term notes due 2031. The early extinguishment of debt resulted in an extraordinary charge of $3.7 after-tax.

Form 10-Q - Part I   The Southern New England Telephone Company

              MANAGEMENT'S DISCUSSION AND ANALYSIS
                      (Dollars in Millions)


Comparison of balances as of September 30, 1997 vs. December  31,
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

 Accounts and notes payable to affiliates increased $110.1 due to the redemption of debt noted above and additional borrowings from the Corporation to fund capital expenditures.


Liquidity and Capital Resources

 The  Telephone  Company generated cash flows from operations  of
 $355.3 during the nine months ended September 30, 1997 as compared with $335.4 during the nine months ended September 30, 1996. The increase was due primarily to lower restructuring payments made during 1997 offset partially by lower net income. Capital expenditures were the primary use of Telephone Company funds.

 On  February 18, 1997, the Telephone Company redeemed  $80.0  of
 8.70% medium-term notes as discussed previously.


Competition

The Telephone Company faces a fully competitive environment with respect to telecommunications services in Connecticut. Wireline competitors include interexchange carriers, competitive access providers and competitive local exchange carriers ("CLECs"). In the long distance market, competition has intensified since the full implementation of intrastate equal access.

Local service competition is expected to grow significantly, particularly upon commencement of the DPUC mandated balloting process [see State Regulatory Initiatives]. Although the financial impact cannot be predicted at this time, based on existing state and federal regulations, the Telephone Company expects that many competitors will resell the Telephone Company's network and that increased network access revenues will offset a significant portion of local service revenues lost to competition.

Form 10-Q - Part I   The Southern New England Telephone Company


              MANAGEMENT'S DISCUSSION AND ANALYSIS
                      (Dollars in Millions)

Regulatory Matters

Federal Regulatory Initiatives

On October 14, 1997 the Eighth Circuit Court of Appeals vacated a portion of the FCC's rules which prohibited Incumbent Local Exchange Carriers ("ILECs") from separating the network elements it provides to itself unless requested by a CLEC. The Court indicated that the Act requires ILECs to provide access to unbundled network elements, not access to platforms used by ILECs in which network elements are combined.

On August 18, 1997, the FCC released its Third Report and Order on Reconsideration. This Order requires that ILECs must provide shared transport to new entrants as an unbundled network element at cost-based prices. This Order could have a material financial impact on the Telephone Company, but management is currently unable to quantify the impact. Several companies have filed Petitions for Review, which will be heard by the Eighth Circuit Court of Appeals. A decision in this matter is not expected until 1998.

On July 18, 1997, the Eighth Circuit Court of Appeals issued a decision on the appeal of the FCC's First Report and Order. The decision was consistent with the stay issued in October 1996, which delayed the effectiveness of the pricing provisions and the rule allowing competitors to "pick and choose" isolated terms out of negotiated interconnection agreements. The decision struck down key provisions of the Order by vacating the Order's pricing and "pick and choose" rules and certain terms under which potential competitors can lease portions of the Telephone Company's network. Other provisions, such as the requirement to unbundle operating support systems, operator services and vertical switching features, were upheld by the Court. The Court's decision overall reflects Congress' intention that the states, not the FCC, play a primary role in implementing local telecommunications competition. The decision should allow the Telephone Company to implement local competition on the course mapped by the DPUC and the state legislature.

In May 1997, the FCC issued three major orders. The FCC released its Report and Order on Universal Service on May 8, 1997. The Order revised the current universal service programs which ensure availability of local exchange service to low income customers and high cost areas. It also establishes new federal support for telecommunications services provided to schools, libraries, and rural healthcare facilities. The federal universal service mechanisms are to be funded, beginning January 1, 1998, by an assessment on the end user revenues of all telecommunications service providers. Funding for the revised programs supporting high cost and low income areas will be from interstate end user revenues, while funding for the new federal support services provided to schools, libraries, and rural healthcare facilities will come from both interstate and intrastate end user revenues. The Order is currently on appeal in the Fifth Circuit Court of Appeals. The Telephone Company has intervened in the appeal.

On May 16, 1997, the FCC released its First Report and Order regarding access charge reform. This Order mandates changes to the way the Telephone Company recovers interstate access charges from interstate toll providers, including SNET America, Inc. Specifically, the Order establishes flat-rated per line access charges and reduces usage based charges. This Order establishes a prescriptive mechanism to ensure that interstate access charges will be driven toward the levels that competition would be expected to produce. Management expects this order to pressure earnings but is currently unable to quantify the impact. The Order is currently on appeal in the Eighth Circuit Court of Appeals. The Telephone

Form 10-Q - Part I   The Southern New England Telephone Company


              MANAGEMENT'S DISCUSSION AND ANALYSIS
                      (Dollars in Millions)

Company  has intervened in the appeal.  The FCC is also  expected
to   release   a  Pricing  Flexibility  Order  early   in   1998,
establishing a market-based approach to pricing.

On May 21, 1997, the FCC released its Price Cap Order revising its price cap plan for regulating ILECs. This Order establishes a single productivity factor of 6.5% and eliminates the sharing requirements of the prior rules. The Telephone Company filed its 1997 annual interstate access price cap revisions in April 1997 and filed its proposed rate changes on June 16, 1997 for effect July 1, 1997. These filings adjusted interstate access rates for an experienced rate of inflation, the FCC's new productivity target and exogenous cost changes. The FCC also required all price cap ILECs, including the Telephone Company, to adjust their Price Cap Indices, effective July 1, 1997, to reflect the 6.5% productivity factor retroactively for the 1996-1997 tariff year. The filings are anticipated to decrease interstate network access revenues by approximately $28 for the period July 1, 1997 to June
30,  1998.   The  Company  expects that  this  decrease  will  be
partially offset by increased demand. The Order is currently on appeal in the District of Columbia Circuit Court of Appeals. Additionally, on August 13, 1997, the Telephone Company filed a Petition for Waiver from the 6.5% productivity factor, requesting that the FCC establish a productivity factor of 5.3% for the Telephone Company.

In accordance with the Act, the FCC requires ILECs, including the Telephone Company, to implement a long term solution for portability of local telephone numbers. The Telephone Company is required to construct and operate a system that will permit end user customers to retain their telephone numbers when they elect a different carrier for local service. The system is to be operational in mid-1998 for a large percentage of the Telephone Company's access lines. The FCC, however, has not yet decided on a method to recover the investment and operating costs relating to the number portability system. Until such decision on recovery is made, management is not able to estimate the financial impact on the Telephone Company.

The FCC has released Reports and Orders on the Implementation of the Pay Telephone Reclassification and Compensation Provisions of
the  Telecommunication  Act of 1996.   The  orders,  among  other
things, have eliminated existing regulatory constraints which inhibited payphone competition, eliminated all subsidies in interstate access rates and removed pay telephone investment from the ILECs' interstate ratebase. Additionally, the orders have established mechanisms for the full and fair compensation to
payphone   providers,   including  per  call   compensation   for
subscriber 800 and access code calls from payphones.   Under  the
orders, all ILECs, including the Telephone Company, were required to unbundle payphone instruments, file tariffs on payphone service lines and make them available on a non-discriminatory basis to Payphone Service Providers. The Telephone Company has filed with the FCC the necessary revisions to its interstate access charges and has filed with the DPUC new retail and wholesale Pay Telephone Access Line Service offerings in accordance with the FCC's order.

Form 10-Q - Part I    The Southern New England Telephone Company


              MANAGEMENT'S DISCUSSION AND ANALYSIS
                      (Dollars in Millions)

State Regulatory Initiatives

On  June 25, 1997, the DPUC issued a final decision allowing  the
Corporation   to   establish  separate   wholesale   and   retail
affiliates.   Under the decision, the new retail organization,  a
CLEC, will compete under the same regulations as all other retail
telecommunications  providers  in  the  state.    The   wholesale
organization,  an  ILEC,  will  provide  network   services   and
functionality to retail providers, including the Corporation's new CLEC, on neutral terms. The ILEC will be treated as a public service company, and will continue to be subject to regulation. The directory publishing operations will also be structured as a separate subsidiary of the Corporation. As part of the decision, however, the DPUC mandated that Connecticut customers must choose their local exchange provider via a balloting process. Customers who do not choose a carrier will be assigned a CLEC based on the proportion of votes in a local service area. The specific details of the balloting process will be addressed in further technical discussions among the participants and the DPUC. The balloting process, as well as the changes associated with the restructure, were originally scheduled to occur between March and July of 1998. On October 24, 1997, however, the DPUC reopened the docket for the purpose of rescheduling the process. The revised schedule is not known at this time.

In order for the balloting process to commence, the Telephone Company must demonstrate that the systems offered to CLECs provide full technical and operational support as required by the Act. The DPUC will examine and critically evaluate the respective Operations Support System ("OSS") platforms offered to the CLECs by the Telephone Company. The first phase of the DPUC's evaluation will establish a set of tests and standards that can be used to determine the suitability of the Telephone Company's OSS to support a competitive local exchange market. A decision regarding this phase is due on January 28, 1998. The second phase will determine if the interfaces proposed by the Telephone Company offer the comparability required under the provisions of the Act. A final decision is due on June 24, 1998.

In compliance with the Federal Telecommunications Act of 1996, the Telephone Company has filed with the DPUC numerous cost studies supporting its proposed wholesale (i.e., resale) and unbundled rates for interconnection services. On March 24, 1997, the DPUC issued a final decision setting a uniform 17.8% discount rate off the Telephone Company's retail prices for telecommunications services sold to CLECs. On April 23, 1997, the DPUC issued a final decision addressing the proposal for allocation of HFC costs to video and telephony and the Telephone Company's costs and rates associated with unbundled loops, ports, multiplexing, and inter-wire center transport. In this decision, the DPUC agreed to the Telephone Company's proposed 50/50 allocation for video and telephony. In addition, the DPUC approved the cost studies based on Total Service Long Run Incremental Cost ("TSLRIC"). Subsequently, the DPUC opened a new docket to determine appropriate TSLRIC based rates for the remaining unbundled elements (non-loop) defined by the FCC's First Report and Order. A final decision is expected in February 1998.

Form 10-Q - Part II    The Southern New England Telephone Company


                  PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings

         There were no material developments in the third quarter of 1997.


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibit

         (27) Financial Data Schedule

     (b) Reports on Form 8-K

         On July 24, 1997, the Telephone Company filed a report on Form 8-K, dated July 24, 1997, announcing the Corporation's financial results for the second quarter of 1997.

         On October 23, 1997, the Telephone Company filed a report on Form 8-K, dated October 23, 1997, announcing the Corporation's financial results for the third quarter of 1997.

Form 10-Q - Part II   The Southern New England Telephone Company





                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          The Southern New England Telephone Company

November 6, 1997



                   /s/ Donald R. Shassian
                       Donald R. Shassian
                   Senior Vice President and Chief Financial Officer