Form 10-K
period 1997-12-31
SOUTHERN NEW ENGLAND TELEPHONE CO
filed 1998-03-20
CIK 92244

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC  20549
                           FORM 10-K

(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934.
   For the fiscal year ended December 31, 1997.

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


THE REGISTRANT, A WHOLLY-OWNED SUBSIDIARY OF SOUTHERN NEW ENGLAND TELECOMMUNICATIONS CORPORATION, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1) (a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).

                       TABLE OF CONTENTS



Item                                                                    Page

                           PART I

1.    Business............................................................3

2.    Properties.........................................................11

3.    Legal Proceedings..................................................11

4.    Submission of Matters to a Vote of Security Holders  *

                            PART II

5.    Market for the Registrant's Common Stock and Related
        Stockholder Matters  (Inapplicable)

6.    Selected Financial Data  *

7.    Management's Discussion and Analysis
        (Abbreviated pursuant to General Instruction I(2))...............12

8.    Financial Statements and Supplementary Data........................18

9.    Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure..............................37

                           PART III

10.    Directors and Executive Officers of the Registrant  *

11.    Executive Compensation  *

12.    Security Ownership of Certain Beneficial Owners and Management  *

13.    Certain Relationships and Related Transactions *

                            PART IV

14.    Exhibits, Financial Statement Schedule, and Reports on Form 8-K...37


      *  Omitted pursuant to General Instruction I(2)

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

The Telephone Company is a local exchange carrier engaged in providing telecommunications services in the State of Connecticut, subject to various forms of regulation. These telecommunications services include: local and intrastate toll services; network access service, which links customers' premises to the facilities of other carriers; and other services such as digital transmission of data and transmission of radio and television programs, packet switched data network and private line services. Up until January 1, 1998, through its directory publishing operations, in addition to selling the advertising, the Telephone Company published and distributed telephone directories throughout Connecticut and certain adjacent communities and also developed and provided electronic publishing services. Directory publishing operations were incorporated into a separate subsidiary of the Corporation on January 1, 1998 [see Directory Publishing Operations].

In 1997, approximately 85% of the Telephone Company's revenues were derived from telecommunications services. The remainder was derived principally from directory publishing operations and activities associated with the provision of facilities and non-access services to interexchange carriers. Approximately 68% of the operating revenues from telecommunications services were attributable to intrastate operations, with the remainder attributable to interstate access services.

Planned Merger

On January 4, 1998, the Corporation's Board of Directors approved a definitive merger agreement ("Agreement") with SBC Communications Inc. ("SBC") whereby the Corporation will become a wholly-owned subsidiary of SBC. The Board's deliberations focused on the complementary strengths and the possible advantages of a combination. Under the original terms of the Agreement, each share of the Corporation's common stock was to be exchanged for 0.8784 shares of SBC common stock. On January 30, 1998, SBC announced a two-for-one stock split, which modified the exchange ratio to 1.7568. The transaction is intended to be accounted for as a pooling-of-interests and as a tax-free reorganization under the applicable provisions of the Internal Revenue Code.

The process leading to the Board's adoption of the merger began in late 1996 with a review of strategic goals in the context of rising costs (including non-recurring items such as Year 2000 costs) and a rapidly changing regulatory environment. As a result of this review, the Board concluded that the Corporation would need to substantially increase the scale and scope of its operations in order to continue to compete successfully and in a cost-effective manner in the increasingly competitive telecommunications industry, and to provide customers with the broad range of telecommunications products and services they would demand and to meet the goals of its shareholders. During 1997, management explored possibilities for various joint ventures and business alliances in specific product areas with a view toward increasing the scale and scope of operations. In the fall of 1997, management ultimately concluded that a combination with a major telecommunications company was the best alternative in order to achieve the Corporation's strategic and financial objectives.

The merger has been reviewed by the U.S. Department of Justice and must still be approved by the Corporation's shareholders, the Connecticut Department of Public Utility Control ("DPUC")
and   the  Federal  Communications  Commission  ("FCC").    The
Corporation is currently authorized to provide interexchange services in 46 states. For the majority of these states these authorizations have been utilized solely to provide calling card services to Connecticut-based customers traveling in the respective states. The Corporation does, however, provide long-distance service to a small number of customers in states where
SBC  is  an  Incumbent  Local Exchange Carrier  ("ILEC").   The
Corporation   may  be  required  to  modify  or  withdraw   its
interexchange  authorizations in the states  where  SBC  is  an
ILEC.   In  addition,  authorizations may be  required  from  a
number of other states to allow the Corporation to transfer its
existing   long-distance  authorizations  to  SBC.   Once   the
necessary approvals are obtained, the merger is expected to close by December 31, 1998.

Management believes that the merger with SBC is in the best interest of the Corporation's shareholders because it offers them the opportunity of becoming investors in a company with global presence and a track record of success in growing long-term value for shareholders. In addition, the merger will likely strengthen the Corporation's ability to compete in the increasingly competitive telecommunications industry.

Corporate Restructure

In a decision issued June 25, 1997, the DPUC approved the Corporation's proposal to establish separate wholesale and retail organizations [see State Regulatory Matters]. As a result, the Telephone Company will become an ILEC, providing network services and functionality to retail providers under the wholesale provisions of the Federal Telecommunications Act of 1996 ("Act"). The Telephone Company will be treated as a public service company, and will continue to be subject to alternative forms of regulation. In a separate order, SNET America, Inc. ("SAI"), an affiliated corporation, was certified to operate as a competitive local exchange carrier ("CLEC"), allowing it to provide competitive retail service to customers with the same flexibility as all other CLECs in the state. As part of the DPUC's decision allowing the restructure, Connecticut customers must choose their local exchange provider via a balloting process. Until balloting is complete, the Telephone Company and SAI will jointly offer retail telecommunications services to the public. Once the balloting process is completed, SAI will become the sole provider of retail service for the Corporation. In addition, as part of the restructure, the directory publishing operations were incorporated into a separate subsidiary of the Corporation on January 1, 1998.

The   Telephone  Company  began  implementing  parts   of   the
restructure plan by transferring over 1400 employees to the Corporation, primarily from the information technology organization in September of 1997. In January of 1998, over 300 employees from its directory publishing operations were transferred to SNET Information Services, Inc., a new subsidiary of the Corporation. Approximately $17 million of pension and other employee-related liabilities were moved to the appropriate companies at the time the employees were transferred. In addition, the Telephone Company made dividends to the Corporation that consisted primarily of non telephone-related fixed assets with a net book value of approximately $53 million  and  prepaid
directory  costs  of  approximately  $36 million.   The  fixed
assets consisted of equipment supporting the organizations which were transferred from the Telephone Company, and included computers, corporate communications equipment and motor vehicles. All telecommunications network plant and property remained with the Telephone Company to support its wholesale operations.

The separation into wholesale and retail organizations should have no material effect on the consolidated financial results of the Corporation. However, had the establishment of the separate publishing subsidiary occurred in 1997, approximately $182 million of revenues and $52 million of operating costs, along with other related expenses and taxes, would not have been reflected on the Telephone Company.


                  TELECOMMUNICATIONS SERVICES

The Telephone Company's access lines in service grew to 2,265,000 at December 31, 1997 from 2,163,000 at December 31,
1996, an increase of 4.7%. The increase resulted primarily from growth in Centrex business lines and second residential lines. The network access lines provided by the Telephone Company to customers' premises can be interconnected with the access lines of other telephone companies in the United States and with telephone systems in most other countries. The following table sets forth, for the Telephone Company, the number of network access lines in service at the end of each year:

Network Access Lines in
  Service (thousands)      1997   1996    1995    1994    1993
Residence                 1,498  1,444   1,415   1,379   1,355
Business                    767    719     658     630     609
Total                     2,265  2,163   2,073   2,009   1,964

The Telephone Company is subject to the jurisdiction of the FCC with respect to interstate rates, services, access charges and other matters, including the prescription of a uniform system of accounts. The FCC also prescribes the principles and procedures (referred to as "separations procedures") used to separate investments, revenues, expenses, taxes and reserves between the interstate and intrastate jurisdictions. In addition, the FCC has adopted accounting and cost allocation rules for the separation of costs of regulated from non-regulated telecommunications services for interstate ratemaking purposes. The Telephone Company's interstate services have been subject to price cap regulation since January 1991. Price caps are a form of incentive regulation to limit prices and improve productivity.

The Telephone Company, in providing telecommunications services in the State of Connecticut, is subject to regulation by the DPUC, which has jurisdiction with respect to intrastate rates and services and other matters such as the approval of accounting procedures and the issuance of securities. The DPUC has adopted accounting and cost allocation rules for intrastate ratemaking purposes, similar to those adopted by the FCC, for the separation of costs of regulated from non-regulated activities. In 1996, the DPUC issued a decision that replaced traditional rate of return regulation with alternative (price-based) regulation to be employed during the transition to full competition [see State Regulatory Matters].

Competition

As a result of legislative and regulatory reform, the Telephone Company continues to experience an increasingly competitive environment. Competitors include companies that construct and operate their own communications systems and networks and/or companies that resell the telecommunications systems and networks of underlying carriers, including the Telephone Company.

In 1997, major interexchange carriers continued to intensify their marketing efforts to sell intrastate long-distance services since the Telephone Company's full implementation of intrastate equal access. Since the introduction of intrastate long-distance toll competition, in excess of 230 telecommunications providers have received  approval  from  the
DPUC to offer intrastate long-distance services with an additional 70 filed and awaiting DPUC approval. The reduction in intrastate toll rates and the increasingly competitive intrastate toll market continue to place significant downward pressure on the Telephone Company's intrastate toll revenues.

Thirty-five telecommunications providers have been granted approvals for local service and twelve additional applications are pending before the DPUC. These providers began offering local exchange service to business and residential customers throughout the state. There has been growth in local service competition in 1997 and continued growth is expected, particularly upon commencement of the DPUC-mandated balloting process [see State Regulatory Matters], however, the financial impact cannot be predicted at this time. Based on existing state and federal regulations, the Telephone Company expects that many competitors will resell its network and that increased network access revenues will offset a significant portion of local service revenues lost to competition. Management supports bringing customers the benefits of competition and affording all competitors the opportunity to compete fairly under reduced regulation.

To provide competitive toll products, the Telephone Company, with its affiliate SAI, led the industry in 1996 by introducing the option of one-second rating for all toll calls so customers only pay for the time they use. Under a joint marketing effort approved by the DPUC, the Telephone Company and SAI also successfully promoted the one bill feature of SNET All Distance[R], a seamless toll service which provides discount calling plans that include intrastate, interstate and international calling.

The Telephone Company's ability to compete is dependent upon regulatory reform that will allow pricing flexibility to meet competition and provide a level playing field with similar regulation for similar services. In addition, the separation into wholesale and retail affiliates will provide the Corporation additional flexibility to compete at the retail level.

Federal Regulatory Matters

On February 8, 1996, Congress passed the Act which was designed to overhaul U.S. telecommunications policy by removing barriers to local competition. The FCC's First and Second Report and Order ("Order") implements the Act and contains numerous provisions regarding the interconnection of the Telephone Company's network with those of its competitors. The Order requires significant changes in the way business is conducted, how the network is designed and the systems that support it (including repair and service ordering). In addition, the Order requires fundamental changes in the development of the prices that the Telephone Company would charge competitors for purchasing regulated network products and services. This order, as well as the orders discussed below, could have a material adverse financial impact on the Telephone Company.

Certain provisions in the Order have been appealed by various local telephone companies, including the Telephone Company, the National Association of Regulatory Utility Commissioners and individual state regulatory commissions. On July 18, 1997, the Eighth Circuit Court of Appeals ("Eighth Circuit") issued a partial stay of the Order, delaying the effectiveness of the pricing provisions and the rule allowing competitors to "pick and choose" isolated terms out of negotiated interconnection agreements and struck down those key provisions and other terms under which potential competitors can lease pieces of the Telephone Company's network. The Eighth Circuit declared that the FCC had overstepped its authority and concluded that "the Act plainly grants the state commissions, not the FCC, the authority to determine the rates involved in the implementation of the local competition provisions of the Act." The Eighth Circuit's decision is a strong endorsement of Congress' intention that the states play a primary role in implementing local telecommunications competition. This decision should allow the Telephone Company to implement local competition on the course mapped out by the DPUC and the Connecticut state legislature.

On October 14, 1997, the Eighth Circuit also vacated a portion of the FCC's rules which required ILECs to provide combinations of network elements that effectively recreated the end-to-end service at a significant discount to CLECs. The Eighth Circuit indicated that the Act requires ILECs to provide access to unbundled network elements, not access to platforms used by ILECs in which network elements are combined. The Eighth Circuit's decisions have now been appealed to the Supreme Court which has agreed to review the case in the fall 1998 session. A decision is expected in 1999.

On August 18, 1997, the FCC also released its Third Report and Order requiring ILECs, including the Telephone Company, to provide shared transport to new entrants as an unbundled network element at cost-based prices. Several companies, including the Telephone Company, have filed Petitions for Review, which will be heard by the Eighth Circuit. A decision in this matter is expected in 1998.

On May 8, 1997, the FCC issued an order regarding Universal Service. The order revises the current universal service programs for low income customers and high cost areas and establishes new federal support for telecommunications services provided to schools, libraries and rural health care facilities. The federal universal service mechanisms are funded, beginning January 1, 1998, by an assessment on the end user revenues of all telecommunications service providers. Funding for the new federally supported services provided to schools, libraries and rural healthcare facilities will come from both interstate and intrastate end user revenues, while funding for the revised high cost support and low income support programs will be from interstate end user revenues. ILECs can recover their contributions to the federal universal service mechanisms through their interstate access charges. The Universal Service Order is on appeal in the Fifth Circuit Court. The Telephone Company has intervened in the appeal. The FCC has no timeline currently to resolve this issue and the Corporation cannot determine when it will be resolved.

On May 16, 1997, the FCC issued an order regarding access charge reform which changes the way the Telephone Company recovers interstate access charges from interstate toll providers, including SAI. Specifically, the order establishes flat-rated per-call carrier access charges, rather than usage-based charges. This order establishes a prescriptive mechanism to ensure that interstate access charges will be driven toward the levels that competition would be expected to produce. Management expects this order to pressure earnings but is currently unable to quantify any such impact. The Access
Reform Order is being appealed and is pending in the Eighth Circuit. The Telephone Company has intervened in the appeal. The FCC is also expected to release a Pricing Flexibility Order in 1998. This order will establish a market-based approach to pricing.

On May 21, 1997, the FCC released its Price Cap Order revising its price cap plan for regulating ILECs. This order establishes a single productivity factor of 6.5% and eliminates the sharing requirements of the prior rules. This order is being appealed in the District of Columbia Circuit Court. On August 13, 1997, the Telephone Company filed a Petition for
Waiver from the 6.5% productivity factor, requesting that the FCC establish a productivity factor of 5.3% for the Telephone Company. A decision is still pending.

The Telephone Company filed its 1997 annual interstate access price cap revisions, in which the Telephone Company elected to use a 6.5% productivity factor, which took effect July 1, 1997. The FCC required all price cap ILECs, including the Telephone Company, to adjust their Price Cap Indices, effective July 1, 1997, to reflect the 6.5% productivity factor for both the 1996-1997 and 1997-1998 tariff years. The filing would decrease interstate network access rates by approximately $28 million for the period July 1, 1997 to June 30, 1998. The Telephone Company expects that this decrease will be partially offset by increased demand.

In addition, the FCC has released Reports and Orders on the Implementation of the Pay Telephone Reclassification and Compensation Provisions of the Act. The orders, among other things, mandate that all ILECs, including the Telephone Company, unbundle payphone instruments, file tariffs on payphone service lines and make them available on a non-discriminatory basis to Payphone Service Providers ("PSPs"). Additionally, the orders establish mechanisms for the full and fair compensation to PSPs, including per-call compensation for subscriber "800" and access code calls from payphones. The Telephone Company has filed the necessary revisions to its interstate access charges with the FCC and has filed with the DPUC new retail and wholesale Pay Telephone Access Line Service offerings in accordance with the FCC's order.

In  December 1996, the FCC acted on an outstanding petition  by
the   New  England  Public  Communications  Council,  Inc.  and
preempted a prior DPUC decision which only authorized ILECs and CLECs to provide payphone service in Connecticut.

Noting the need to revise its jurisdictional separations rules as a result of the increasingly competitive nature of the telecommunications industry, the FCC initiated on October 7, 1997, a rulemaking proceeding to begin separations reform. Jurisdictional separations assigns telecommunications property costs, revenues, expenses, taxes and reserves to specific categories that are then allocated between the interstate and intrastate jurisdictions. Comprehensive reform in this area could result in changes to the structure of ILEC pricing. Management is currently unable to determine the impact any change would have on the Telephone Company.

In accordance with the Act, the FCC requires ILECs, including the Telephone Company, to implement a long term solution for portability of local telephone numbers. The Telephone Company is required to construct and operate a system that will permit end user customers to retain their telephone numbers when they elect a different carrier for local service. The system is to be operational by mid-1998 for a large percentage of the Telephone Company's access lines. The FCC, however, has not yet decided on a method to recover the substantial investment and operating costs relating to the number portability system. Local number portability expenditures were approximately $4 million in 1997 and are estimated to be $19 million in 1998.

State Regulatory Matters

Effective April 1, 1996, the DPUC replaced traditional rate of return regulation with alternative (price-based) regulation, during the transition to full competition. Alternative regulation includes a five-year monitoring period on financial results and a price cap formula based on certain services categorized as non-competitive. In addition, basic local service rates for residence, business and coin may not be raised above current levels until January 1, 1998, at which time the price cap plan becomes effective for these services, unless they have been reclassified into the emerging-
competitive or competitive categories. The impact of these changes on the Telephone Company's operating results will depend on the timing of classifying the various products and services from non-competitive into the emerging-competitive and competitive categories for pricing changes.

On June 25, 1997, the DPUC issued a final decision allowing the Corporation to establish separate wholesale and retail affiliates. As a result, the Telephone Company will become an ILEC, providing network services and functionality to retail providers under the wholesale provisions of the Act. The Telephone Company will be treated as a public service company and will continue to be subject to alternative forms of regulation. In a separate order SAI, an affiliated corporation, was granted authority to operate as a CLEC, allowing it to provide competitive retail service to customers with the same flexibility as all other CLECs in the state. In addition, on January 1, 1998, the directory publishing operations were incorporated into a separate subsidiary of the Corporation.

As part of the decision, however, the DPUC mandated that Connecticut customers must choose their local exchange provider via a balloting process. Customers who do not choose a carrier will be assigned a CLEC based on the proportion of votes in a local service area. The specific details of the balloting process will be addressed in further technical discussions among the participants and the DPUC. The balloting process is scheduled to begin on January 4, 1999 and to be completed by May 1999. Until balloting is complete, the Telephone Company and SAI will jointly offer retail telecommunications services to the public. Once the balloting process is completed, SAI will become the sole provider of retail service for the Corporation.

In order for the balloting process to commence, the ILEC must demonstrate that the systems offered to CLECs provide full technical and operational support as required by the Act. The DPUC will examine and critically evaluate the respective
Operations Support System ("OSS") platforms offered to the CLECs. The DPUC's evaluation will establish a set of tests and standards that can be used to determine the suitability of the ILEC's OSS to support a competitive local exchange market and will determine if the interfaces proposed by the ILEC offer the comparability required under the provisions of the Act. A final decision is due on June 24, 1998. The DPUC's decision to allow the Corporation to establish separate wholesale and retail affiliates has been challenged by other parties in both state court and federal court. In an oral decision, the federal court has denied the other parties' motion for summary judgment and granted the Corporation's motion for summary judgment. A written decision is expected in the first quarter of 1998. A decision is also expected from the state court in 1998.

In compliance with the Act, the ILEC has filed with the DPUC numerous cost studies supporting its proposed wholesale (i.e., resale) and unbundled rates for interconnection services. On March 24, 1997, the DPUC issued a final decision setting a uniform 17.8% discount rate off the Telephone Company's current retail prices for telecommunications services sold to CLECs.

On April 23, 1997, the DPUC issued a final decision addressing the proposal for allocation of Hybrid Fiber Coax ("HFC") network joint costs between broadband and telephony and the Telephone Company's costs and rates associated with unbundled loops, ports, multiplexing and inter-wire center transport. In this decision, the DPUC approved the Telephone Company's proposed 50/50 allocation of HFC network joint costs between broadband and telephony. In addition, the DPUC approved the cost studies based on Total Service Long Run Incremental Cost ("TSLRIC"). Subsequently, the DPUC opened a new docket to determine appropriate TSLRIC-based rates for the remaining unbundled elements (non-loop) defined by the FCC. The cost allocation decision has been appealed by the cable television industry to state Superior Court. A decision is expected in 1998.


                DIRECTORY PUBLISHING OPERATIONS

Up until January 1, 1998, through its directory publishing operations, the Telephone Company, in addition to selling the advertising, produced and distributed traditional paper products including White and Yellow Pages directories throughout Connecticut and adjacent communities and also developed and provided electronic publishing services.

As part of the Corporation's plan to restructure into separate wholesale and retail organizations, the directory publishing operations were incorporated into a separate subsidiary of the Corporation on January 1, 1998 [see Item 1. - Corporate Restructure].


                      EMPLOYEE RELATIONS

The  Telephone Company employed 6,791 persons at  February  27,
1998, of whom approximately 77% were represented by the Connecticut Union of Telephone Workers, Inc. ("CUTW"), an unaffiliated union.

In January 1998, under the current union contract, bargaining-unit employees received a general wage increase totaling 3.0%; made up of various forms and combinations of basic wage increases, one-time cash payments and/or Cash Balance Plan Account credits. The current labor agreement will expire on August 8, 1998. Management and the union expect to begin negotiations on a new labor agreement early in 1998.

Item 2.  Properties

The principal properties of the Telephone Company do not lend themselves to a detailed description by character and location. Of the Telephone Company's investment in telephone plant at December 31, 1997, central office equipment represented 43%; connecting lines not on customers' premises, the majority of which are over or under public roads, highways or streets and the remainder over or under private property, represented 38%; land and buildings (occupied principally by central offices) represented 10%; and other, principally vehicles and general office equipment, represented 9%.

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


Capital Expenditures

The Telephone Company has been making, and expects to continue to make, significant capital expenditures to meet the demand for telecommunications services and to further improve such services. The total gross investment in telephone plant increased from $3.9 billion at December 31, 1992 to $4.2 billion at December 31, 1997, after giving effect to retirements, but before deducting accumulated depreciation at either date. Since 1993, cash expended for capital additions was as follows:

Dollars in Millions, For
the Years Ended             1997    1996    1995    1994    1993
Cash Expended for
  Capital Additions         $374    $326    $283    $237    $233

In 1997, the Telephone Company funded its cash expenditures for capital additions substantially through cash flows from operations. In 1998, capital additions are expected to be approximately $347 million, including estimated additions of $290 million to the wireline network. These additions include expenditures primarily related to the modernization, growth and upgrading of central office switching and circuit equipment, to meet customer demand for new services. Additionally, to reduce maintenance costs and to meet access line growth, increased focus is being placed on replacing and supplementing the existing core network of twisted copper wire and fiber-optic and coaxial cable.


Item 3.  Legal Proceedings

The Telephone Company is involved in various claims and lawsuits that arise in the normal conduct of its business. In the opinion of management, upon advice of counsel, these claims will not have a material adverse effect on the financial position, operating results or cash flows of the Telephone Company.

Items 4 through 6.

Information required under Items 4 and 6 is omitted pursuant to General Instruction I(2). Item 5 is not applicable.


                            PART II

Item 7. Management's Discussion and Analysis (Dollars in Millions) (Abbreviated pursuant to General Instruction I(2))


Planned Merger

On January 4, 1998, the Corporation and SBC Communications Inc. ("SBC") approved a definitive merger agreement ("Agreement") whereby the Corporation will become a wholly-owned subsidiary of SBC. Under the original terms of the Agreement, each share of the Corporation's common stock was to be exchanged for
0.8784 shares of SBC common stock. On January 30, 1998, SBC announced a two-for-one stock split, which modified the exchange ratio to 1.7568. The transaction is intended to be accounted for as a pooling-of-interests and as a tax-free reorganization under the applicable provisions of the Internal Revenue Code.

The merger has been reviewed by the U.S. Department of Justice and must still be approved by the Corporation's shareholders, the DPUC, and the FCC. The Corporation is currently authorized
to  provide  interexchange services  in  46  states.   For  the
majority  of  these  states  these  authorizations  have   been
utilized solely to provide calling card services to Connecticut-
based  customers  traveling  in  the  respective  states.   The
Corporation does, however, provide long-distance service to a small number of customers in states where SBC is an Incumbent
Local  Exchange  Carrier  ("ILEC").   The  Corporation  may  be
required to modify or withdraw its interexchange authorizations
in   the   states   where  SBC  is  an  ILEC.    In   addition,
authorizations may be required from a number of other states to allow the Corporation to transfer its existing long-distance
authorizations  to  SBC.   Once  the  necessary  approvals  are
obtained, the merger is expected to close by December 31, 1998.

Management believes that the merger with SBC is in the best interest of the Corporation's shareholders because it offers them the opportunity of becoming investors in a company with global presence and a track record of success in growing long-term value for shareholders. In addition, the merger will likely strengthen the Corporation's ability to compete in the increasingly competitive telecommunications industry.

Corporate Restructure

In a decision issued June 25, 1997, the DPUC approved the Corporation's proposal to establish separate wholesale and retail organizations [see Item 1. - Telecommunications Services
- State Regulatory Matters]. As a result, the Telephone Company will become an ILEC, providing network services and functionality to retail providers under the wholesale provisions of the Federal Telecommunications Act of 1996 ("Act"). The Telephone Company will be treated as a public service company, and will continue to be subject to alternative forms of regulation. In a separate order, SNET America, Inc. ("SAI"), an affiliated corporation, was certified to operate as a competitive local exchange carrier ("CLEC"), allowing it to provide competitive retail service to customers with the same flexibility as all other CLECs in the state. As part of the DPUC's decision allowing the restructure, Connecticut customers must choose their local exchange provider via a balloting process. Until balloting is complete, the Telephone Company and SAI will jointly offer retail telecommunications services to the public. Once the balloting process is completed, SAI will become the sole
provider of  retail  service  for  the Corporation.   In
addition, as part of the restructure, the directory publishing operations were incorporated into a separate subsidiary of the Corporation on January 1, 1998.

The Telephone Company began implementing parts of the restructure plan by transferring over 1400 employees to the Corporation, primarily from the information technology organization in September of 1997. In January of 1998, over 300 employees from its directory publishing operations were transferred to SNET Information Services, Inc., a new subsidiary of the Corporation. Approximately $17 of pension and other employee-related liabilities were moved to the appropriate companies at the time the employees were transferred. In addition, the Telephone Company made dividends to the Corporation that consisted primarily of non telephone-related fixed assets with a net book value of approximately $53 and prepaid directory costs of approximately $36. The fixed assets consisted of equipment supporting the organizations which were transferred from the Telephone Company, and included computers, corporate communications equipment, and motor vehicles. All telecommunications network plant and property remained with the Telephone Company to support its wholesale operations.

The separation into wholesale and retail organizations should have no material effect on the consolidated financial results of the Corporation. However, had the establishment of the separate publishing subsidiary occurred in 1997, approximately $182 of revenues and $52 of operating costs, along with other related expenses and taxes, would not have been reflected on the Telephone Company.

Operating Results

Income before extraordinary charge was $195.4 in 1997 compared to $208.9 in 1996. The reduced results were primarily due to the increases in network access and local service revenue being more than offset by the combination of revenue decreases in intrastate toll as a result of competition, the year 2000 compliance costs, revenue reductions and cost increases associated with the implementation of regulatory mandates, and increased depreciation expense.

On February 18, 1997, the Telephone Company redeemed $80.0 of 8.70% medium-term notes due 2031, which were satisfied with cash and proceeds of short-term funding from the Corporation. The early extinguishment of debt resulted in an extraordinary charge of $3.7, net of tax benefits of $2.7.

Revenues

Total revenues decreased $2.5, or .2%, in 1997. The components of total revenues are summarized as follows:

Dollars in Millions, For the
Years Ended                                   1997         1996
Local service                             $  674.7     $  673.7
Network access                               424.9        388.1
Intrastate toll                              209.6        251.2
Publishing and other                         234.3        233.0
Total Revenues                            $1,543.5     $1,546.0

Local Service - Local service revenues, derived from providing local exchange, advanced calling features and local private line services, although flat overall, contained significant
offsets.   There was a $24.2 increase in revenues due primarily
to continued strong growth of 4.7% in access lines in service to approximately 2,265,000 lines as of December 31, 1997. This increase included significant growth in Centrex business lines and second residential access lines. Local service revenues also increased due to growth of $4.7 in vertical services. These increases were significantly offset by a $14.9 decrease in public telephone revenues, as a significant portion of
payphone   operations  were  transferred  to  a   non-regulated
affiliate    in    conjunction   with   the    pay    telephone
reclassification and compensation provisions of  the  Act  [see
Item 1. - Telecommunications Services - Federal Regulatory Matters]. Additionally, there was a $10.4 decrease in revenues recognized from wireless carriers, (due primarily to a decrease in the generic wireless tariff in accordance with the Act) and customer migration from flat-rate services to lower priced Centrex services. Management expects increased competition to
negatively   impact   local   service   revenues    as    other
telecommunications providers offer local service and as the DPUC-mandated balloting process commences in 1999 [see Item 1.
- Telecommunications Services - Competition].

Network Access - Network access revenues, generated primarily from interstate and intrastate services, increased $36.8 or 9.5%. Interstate access revenues increased $22.0 or 6.1%, due primarily to the effects of the reversal of proposed 1996 tariff changes and interconnection discount plans, and to growth in interstate minutes of use and an increase in access lines in service. Partially offsetting these increases was the impact of a decrease in tariff rates in accordance with the Telephone Company's July 1997 Federal Communications Commission ("FCC") filing under price cap regulation [see Item 1. - Telecommunications Services - Federal Regulatory Matters]. Intrastate access revenues increased $14.9, or 52.6%, due primarily to an increase in intrastate minutes of use by competitive providers of intrastate long-distance service.

Intrastate  Toll -  In  1997, intrastate  toll  revenues,  which
include   primarily  revenues  from  toll  and  WATS  services,
decreased $41.6, or 16.6%. The decrease was due primarily to a 12.2% reduction in toll message volume, as well as reduced intrastate toll rates. Lower toll volume was due primarily to the highly competitive toll market as a result of full intrastate equal access. The decline in intrastate toll rates was attributable to customer migration to several discount calling plans that provide competitive options to business and residential customers. Increasing competition and the offering of competitive discount calling plans will continue to place downward pressure on intrastate toll revenues.

Costs and Expenses

Dollars in Millions, For the
Years Ended                                     1997         1996
Operating costs                             $  815.7     $  820.8
Depreciation and amortization                  316.3        300.4
Taxes other than income                         45.4         48.3
Total Costs and Expenses                    $1,177.4     $1,169.5

Operating Costs - Operating costs consist primarily of employee-
related  expenses,  including  wages  and  benefits.   Cost  of
services and general and administrative expenses, including marketing, represent the remaining portion of these expenses.
In   1997,  total  operating  costs  decreased  $5.1,  or  .6%.
Increases in operating costs were expenses to comply with regulatory mandates and to address Year 2000 compliance. These increases were offset partially by an approximate $8 decrease in expenses related to the provision of public telephone service, as a significant portion of payphone operations was transferred to a non-regulated affiliate in conjunction with the pay telephone reclassification and compensation provisions of the Act [see Item 1. - Telecommunications Services - Federal Regulatory Matters].

Year 2000 costs increased from approximately $2 in 1996 to approximately $14 in 1997. These costs will continue to be incurred over the next two to three years, with related expenses to be approximately $23 to $26 in 1998, with overall costs estimated to be $50 to $70. The Telephone Company anticipates all business-critical systems will be converted and tested prior to the end of 1999, however, some work on other systems is anticipated to continue into 2000.

The Telephone Company has established a plan which addresses the business risks and systems exposures of Year 2000 compliance across business, communications, and technology systems and processes. The plan covers Year 2000 compliance related to systems, telephone equipment and infrastructure, vendors and suppliers, and internal company operations.

Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," was issued on March 4, 1998. This SOP requires the capitalization of certain costs of computer software developed or obtained for internal use and is effective for financial statements for fiscal years beginning after December 15, 1998. Management currently estimates that based on historical information, $20 to $40 of 1998 expenses would be capitalized and amortized over lives ranging from 3 to 15 years.

Depreciation  and  Amortization -  In  1997,  depreciation   and
amortization expense increased $15.9, or 5.3%, due primarily to an increase in the average depreciable telecommunications property, plant and equipment.

Taxes other than income - In 1997, taxes other than income decreased $2.9 due primarily to savings in property taxes as a result of the continuing reduction of overall corporate space.

Interest Expense

Dollars in Millions, For the
Years Ended                                   1997         1996
Interest Expense                             $44.6        $45.5

Interest expense decreased $.9, or 2.0%, due primarily to savings from the February 18, 1997 redemption of $80.0 of medium-term notes with an interest rate of 8.70%, offset partially by an increase in interest expense resulting from borrowings from the Corporation to satisfy the redemption and a decrease in the amount of interest which was capitalized.

Other (Expense) Income, net

Dollars in Millions, For the
Years Ended                                   1997         1996
Other (expense) income, net                  $(1.1)        $4.9

The decrease in other (expense) income, net was due primarily to a decrease in interest income from the Corporation, as the Telephone Company's cash balance was used to satisfy the previously-mentioned redemption.

Income Taxes

Dollars in Millions, For the
Years Ended                                   1997         1996
Income Taxes                                $125.0       $127.0

The Telephone Company's combined federal and state effective tax rate in 1997 was 39.0% compared with 37.8% in 1996. The decrease in income taxes was primarily due to a corresponding decrease in income before income taxes. The lower 1996 effective tax rate was due primarily to a settlement of tax matters relating to state tax credits. A reconciliation of these effective tax rates to the statutory tax rates is disclosed in Note 5 of the Notes to the Financial Statements.

Extraordinary Charge

Dollars in Millions, For the
Years Ended                                   1997         1996
Extraordinary charge, net of tax             $(3.7)         -

On February 18, 1997, the Telephone Company redeemed $80.0 of 8.70% medium-term notes due 2031 which were satisfied with cash and proceeds of short-term funding from the Corporation. The early extinguishment of debt resulted in an extraordinary charge of $3.7, net of related tax benefits of $2.7.

Liquidity and Capital Resources

Operating  Activities -  During 1997, the  consolidated  balance
sheet  changed  as  a  result  of  operating  activities.   The
previously-discussed redemption of debt led to a decrease in long-term debt, and was the primary factor for the decrease in cash and temporary cash investments. Accounts receivable from affiliates increased primarily because the Corporation owed the
Telephone   Company  for  payments  made  by  it,  related   to
activities which were transferred as part of the restructure. Other balance sheet changes included an increase in accounts and notes payable to affiliates because the Corporation made payments related to activities which were transferred as part of the restructure.

The   Corporation  manages  the  cash  practices  of  all   its
affiliates, including the Telephone Company, by providing short-
term  financing  to  fund  working  capital  requirements   and
investing short-term, excess funds on their behalf.

Financing Activities - On February 13, 1998, the Corporation was notified that Moody's Investor Services, Inc., the credit rating agency, lowered the debt rating on the Telephone Company's debt from Aa2 to Aa3. The primary factor for the reduced rating was the removal of the directory publishing operations from the Telephone Company [see Item 1. - Directory Publishing Operations].

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

In  our  opinion,  the financial statements referred  to  above present fairly, in all material respects, the financial position of The Southern New England Telephone Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As discussed in Note 3 to the financial statements, the Telephone Company discontinued accounting for its operations in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," effective January 1, 1996.



Hartford, Connecticut              /s/ COOPERS & LYBRAND L.L.P.
March 4, 1998

          THE SOUTHERN NEW ENGLAND TELEPHONE COMPANY

       STATEMENTS OF INCOME (LOSS) AND RETAINED EARNINGS


Dollars in Millions, For the
Years Ended December 31,                    1997        1996       1995

Revenues
Local service                           $  674.7    $  673.7   $  641.6
Network access                             424.9       388.1      369.4
Intrastate toll                            209.6       251.2      266.4
Publishing and other                       234.3       233.0      237.8

Total Revenues                           1,543.5     1,546.0    1,515.2

Costs and Expenses
Operating and maintenance                  815.7       820.8      768.9
Depreciation and amortization              316.3       300.4      300.9
Taxes other than income                     45.4        48.3       53.8

Total Costs and Expenses                 1,177.4     1,169.5    1,123.6

Operating Income                           366.1       376.5      391.6

Interest expense                            44.6        45.5       52.9
Other (expense) income, net                 (1.1)        4.9        8.8

Income Before Income Taxes                 320.4       335.9      347.5

Income taxes                               125.0       127.0      133.9

Income Before Extraordinary Charge         195.4       208.9      213.6

Extraordinary charge, net of tax            (3.7)        -       (716.3)

Net Income (Loss)                       $  191.7     $ 208.9   $ (502.7)

Retained Earnings, Beginning of Period  $   92.6     $  31.8   $  648.0
 Net income (loss)                         191.7       208.9     (502.7)
 Dividends declared to parent             (156.0)     (148.1)    (113.5)

Retained Earnings, End of Period        $  128.3     $  92.6   $   31.8


The accompanying notes are an integral part of these financial statements.

          THE SOUTHERN NEW ENGLAND TELEPHONE COMPANY

                        BALANCE SHEETS


Dollars in Millions, at December 31,                  1997           1996

Assets

Cash and temporary cash investments               $   28.3      $   56.8
Accounts receivable, net of allowance for
 uncollectibles of $19.4 and $18.0, respectively     259.9         270.8
Accounts receivable from affiliates                   86.4          11.1
Materials and supplies                                14.7          14.3
Prepaid publishing                                    35.8          35.2
Deferred income taxes                                 29.1          35.2
Other current assets                                   4.3          11.9

Total Current Assets                                 458.5         435.3

Land                                                  16.5          16.8
Buildings                                            398.4         386.4
Central office equipment                           1,850.8       1,743.0
Outside plant facilities and equipment             1,798.4       1,732.4
Furniture and office equipment                       255.5         310.0
Station equipment and connections                     24.9          22.5
Plant under construction                              85.5          98.0

Total telephone plant, at cost                     4,430.0       4,309.1

Accumulated depreciation                          (3,028.7)     (2,964.5)

Net Telephone Plant                                1,401.3       1,344.6

Deferred income taxes                                 64.8          52.9
Other assets                                          28.9          24.4

Total Assets                                      $1,953.5      $1,857.2


The accompanying notes are an integral part of these financial statements.

          THE SOUTHERN NEW ENGLAND TELEPHONE COMPANY

                    BALANCE SHEETS (Cont.)

Dollars in Millions
At December 31,                                       1997           1996

Liabilities and Shareholder's Equity

Accounts and notes payable to affiliates          $  178.2       $   19.5
Accounts payable and accrued expenses                166.9          180.2
Advance billings and customer deposits                46.4           42.6
Accrued compensated absences                          24.4           29.1
Other current liabilities                             91.2           87.7

Total Current Liabilities                            507.1          359.1

Long-term debt                                       667.1          746.9
Unamortized investment tax credits                    14.0           15.5
Other liabilities and deferred credits               105.9          112.0

Total Liabilities                                  1,294.1        1,233.5

Common stock; $12.50 par value; 30,428,596 shares
 issued and 30,385,900 outstanding                   380.4          380.4
Proceeds in excess of par value                      152.1          152.1
Retained earnings                                    128.3           92.6
Treasury stock; 42,696 shares, at cost                (1.4)          (1.4)

Total Shareholder's Equity                           659.4          623.7

Total Liabilities and Shareholder's Equity        $1,953.5       $1,857.2


The accompanying notes are an integral part of these financial statements.

          THE SOUTHERN NEW ENGLAND TELEPHONE COMPANY

                   STATEMENTS OF CASH FLOWS

Dollars in Millions, For the Years
Ended December 31,                                     1997     1996     1995

Operating Activities
  Net income (loss)                                 $ 191.7  $ 208.9  $(502.7)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Depreciation and amortization                   316.3    300.4    300.9
      Extraordinary charge, net of tax                  3.7       -     716.3
      Provision for uncollectible accounts             29.0     27.5     15.5
      Restructuring payments                          (15.0)  (109.0)   (88.3)
      Operating cash flows from:
        Increase in accounts receivable, net          (18.0)     (.2)   (57.9)
        (Increase) decrease in accounts receivable
          from affiliates                             (75.3)     (.2)     4.7
        (Increase) decrease in materials and supplies   (.4)    (3.6)    (4.4)
        (Increase) decrease in deferred income taxes   (5.8)    22.6     15.3
        (Decrease) increase in accounts and notes
          payable, accrued expenses and compensated
          absences                                    (19.7)    (1.8)    19.7
        Increase (decrease) in accounts payable
         to affiliates                                158.7    (10.1)    17.3
        Decrease in investment tax credits             (1.5)    (2.1)    (6.9)
        Net change in other assets and
         liabilities                                   17.0     13.1     (5.4)
      Other, net                                         .5       .7      (.6)

  Net Cash Provided by Operating Activities           581.2    446.2    423.5

Investing Activities
  Cash expended for capital additions                (374.1)  (326.0)  (283.2)
  Other, net                                           (2.8)     4.2      6.5

  Net Cash Used by Investing Activities              (376.9)  (321.8)  (276.7)

Financing Activities
  Cash dividends paid                                (147.0)  (138.1)  (120.5)
  Repayments of long-term debt                        (80.0)      -        -
  Other, net                                           (5.8)      -        -

  Net Cash Used by Financing Activities              (232.8)  (138.1)  (120.5)

(Decrease) Increase in Cash and Temporary
 Cash Investments                                     (28.5)   (13.7)    26.3
Cash and temporary cash investments,
 beginning of year                                     56.8     70.5     44.2

Cash and Temporary Cash Investments,
 End of Year                                        $  28.3   $ 56.8   $ 70.5


The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The Southern New England Telephone Company ("Telephone Company") is a wholly-owned telephone operating subsidiary of Southern New England Telecommunications Corporation ("Corporation"). The accounting policies of the Telephone Company are in conformity with generally accepted accounting principles ("GAAP"). Effective January 1, 1996, the Telephone Company discontinued using Statement of Financial Accounting Standard ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation" [see Note 3].

The Telephone Company derives substantially all of its revenues from the telecommunications service industry by providing local and in-state long-distance communication services, network services and up until January 1, 1998, directory advertising [see Item 1. - Directory Publishing Operations]. The Telephone Company's operations and customers are located primarily in Connecticut.

Use of Estimates - The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual  results  could differ from those estimates.   Estimates
are used when accounting for depreciation, taxes, employee benefits, allowance for uncollectible accounts receivable, restructuring reserves and contingencies, among others.

Cash  and  Temporary Cash Investments - Cash and temporary  cash
investments   include  all  highly  liquid  investments,   with
original  maturities  of three months or less.   The  Telephone
Company records payments made by draft as accounts payable until the banks honoring the drafts have presented them for
payment.   At  December  31, 1997 and  1996,  accounts  payable
included drafts outstanding of $23.4 and $30.4, respectively.

Materials and Supplies - Materials and supplies, which are carried at original cost, are primarily for the construction and maintenance of telephone plant.

Telephone   Plant -  Telephone  plant  is   stated   at   cost.
Depreciation is calculated using either the equal life group straight-line depreciation method or the composite vintage group method.

Effective January 1, 1996, as a result of the discontinuance of SFAS No. 71, the Telephone Company is using estimated useful lives that are shorter than the economic lives historically prescribed by regulators. A comparison of average asset lives before and after the discontinuance of SFAS No. 71, for the most significantly affected categories of telephone plant, is as follows:

Asset Category                             Before       After
Digital Switch                                 17        10.5
Digital Circuit                              11.5         8.2
Conduit                                        55          55
Copper                                    22 - 26   10.5 - 16
Fiber                                     32 - 40          25

Under the composite group method, the cost of depreciable telephone plant sold or retired, net of removal costs and salvage (i.e., gains or losses), is charged to accumulated depreciation. All long-lived assets are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount may not be recoverable, and any necessary adjustment is made. Replacements, renewals and betterments of telephone plant that materially increase an asset's useful or remaining life are capitalized. Minor replacements and all repairs and maintenance are charged to expense.

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

Transactions with Affiliates - The Telephone Company provides non-telecommunications services including advertising, customer service, marketing and space rental for the Corporation and its
affiliates.   The  Telephone Company records substantially  all
the  revenues  from such services as a reduction  of  the  cost
incurred   to  provide  such  services.   Amounts   billed   to
affiliates for such services totaled $123.0 in 1997, $77.0 in 1996 and $58.4 in 1995. In addition, the Telephone Company provides telecommunications services including local, toll and
access  services to the Corporation and its affiliates.   These
services are recorded as revenues and totaled $48.3 in 1997, $33.4 in 1996 and $18.4 in 1995.

The Telephone Company receives certain services associated with corporate functions, including legal, financial, external affairs and governmental relations, human resources and corporate strategy, performed on the behalf of the Telephone Company by the Corporation. The cost of these management functions totaled $30.1 in 1997, $27.1 in 1996 and $26.0 in 1995. Beginning in September 1997, the Telephone Company is also charged for information technology functions performed by the Corporation since the transfer of the information technology organization from the Telephone Company to the Corporation [see Note 12]. The cost of the information technology functions totaled $32.6 in 1997. Additionally, the Telephone Company rents certain space from an affiliate. The rental expense totaled $12.7 in 1997, $9.4 in 1996 and $7.0 in 1995.

The   Corporation  manages  the  cash  practices  of  all   its
affiliates, including the Telephone Company, by providing short-
term  financing  to  fund  working  capital  requirements   and
investing  short-term, excess funds on their behalf.   The  net
end-of-month working capital (requirements) for the Telephone Company for 1997, 1996 and 1995, ranged from ($96.8) to $28.3,
$56.9 to $124.2. and $26.4 to $93.6, respectively.

Advertising Costs - Costs for advertising products and services are expensed as incurred.

Computer  Software  Costs -  The Telephone  Company  capitalizes
initial   operating  systems  for  central   office   switching
equipment.    Right-to-use   fees,  additions,   upgrades   and
modifications to operating software programs, all applications, and computer software acquired or developed for internal use are expensed. Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," was issued on March 4, 1998. This SOP requires the capitalization of certain costs of computer software developed or obtained for internal use and is effective for financial statements for fiscal years beginning after December
15, 1998.

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


NOTE 2:  MERGER

On January 4, 1998, the Corporation and SBC Communications Inc. ("SBC") approved a definitive merger agreement ("Agreement") whereby the Corporation will become a wholly-owned subsidiary of SBC. Under the terms of the original Agreement, each share of the Corporation's common stock was to be exchanged for
0.8784 shares of SBC common stock. On January 30, 1998, SBC announced a two-for-one stock split, which modified the exchange ratio to 1.7568.

The transaction is intended to be accounted for as a pooling-of-interests and as a tax-free reorganization under the applicable provisions of the Internal Revenue Code. The merger has been reviewed by the U.S. Department of Justice and must still be approved by the Corporation's shareholders, the DPUC, and the FCC. Once the necessary approvals are obtained, the merger is expected to close by December 31, 1998.


NOTE 3:  DISCONTINUANCE OF SFAS NO. 71

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

The discontinuance of SFAS No. 71 also required the Telephone Company to eliminate from its balance sheet, the effects of any actions of regulators that had been recognized as assets and liabilities pursuant to SFAS No. 71, but would not have been recognized as assets and liabilities by unregulated companies. The elimination of net regulatory assets relates principally to net curtailment costs associated with other postretirement benefits, vacation pay costs and gross earnings tax which were being amortized as they were recognized in the ratemaking process.

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


NOTE 4:  EMPLOYEE BENEFITS

Pension Plans - The Telephone Company participates in two non-contributory, defined benefit pension plans of the Corporation: one for management employees and one for bargaining-unit employees. Prior to July 1, 1995, benefits for bargaining-unit employees were based on years of service and pay during 1987 to
1991  as  well  as a cash balance component.   Prior  to  1996,
benefits for management employees were based on an adjusted career average pay plan. The bargaining-unit and management pension plans were converted to cash balance plans effective July 1, 1995 and January 1, 1996, respectively. Accordingly, pension benefits are determined as a single account balance and grow each year with pay and interest credits.

Funding   of   the   plans  is  achieved  through   irrevocable
contributions made to a trust fund. Plan assets consist primarily of listed stocks, corporate and governmental debt and real estate. The Corporation's policy is to fund the pension cost for these plans in conformity with the Employee Retirement Income Security Act of 1974 using the aggregate cost method.
For purposes of determining contributions, the assumed investment earnings rate on plan assets was 9.5% in 1997 and declines to 7.5% in 1999.

The Telephone Company's portion of the Corporation's pension (income) cost computed using the projected unit credit actuarial method was $(.4), $(58.6) and $67.4 for 1997, 1996 and 1995, respectively. The 1996 settlement gain of $61.3 and the 1995 net curtailment loss of $76.3, were associated with the severance programs and were recorded to the restructuring reserve in the respective years [see Note 6]. Excluding these items, net pension (income) cost recorded to expense was $(.4), $2.7 and $(8.9) in 1997, 1996 and 1995, respectively. The 1997 decrease in net pension cost (income) recorded to expense was due primarily to strong investment performance and a change in the discount rate. The 1996 increase was due primarily to lower returns on plan assets, reflecting a combination of a lower asset base and a generally weaker capital market return when compared with 1995.

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

The actuarial assumptions used to calculate the plans' funded status at December 31, 1997 and 1996 include a discount rate of 7.0% and 7.5%, respectively, and an increase in future management compensation levels of 4.5% in both years. The expected long-term rate of return on plan assets used to calculate pension expense was 8.0% in 1997, 1996 and 1995.

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

The Telephone Company's portion of the postretirement benefit cost, recorded to expense, including the amortization of the transition obligation, was approximately $45 for 1997, 1996 and 1995. The 1996 and 1995 net curtailment losses of $.2 and $23.3, respectively, were associated with the severance programs and were recorded to the restructuring reserve in the respective years [see Note 6].

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

The actuarial assumptions used to calculate the plans' funded status at December 31, 1997 and 1996 include a discount rate of 7.0% and 7.5%, respectively, and an increase in future compensation levels of 4.5% in both years. The expected long-term rate of return on plan assets was 7.0% in 1997, 1996 and 1995 for the management health trust and 7.5% in 1997, 1996 and 1995 for the bargaining-unit health trust and the retiree life insurance trust. The assumed health care cost trend rate used to measure the expected cost of these benefits for 1998 was 5.5% and declines to 4.5% by 2002.

Savings and Stock Ownership Plans - The Telephone Company participates in the employee savings plans under section 401(k) of the Internal Revenue Code sponsored by the Corporation. The plans cover substantially all employees. As part of the savings plans, the Corporation has established an Employee Stock Ownership Plan ("ESOP"). The Corporation provides matching contributions based on qualified employee contributions through its ESOP plan. Under the ESOP, the Corporation's matching contributions are invested entirely in common stock of the Corporation and are held by the ESOP.

Separation  Offers -  In  April  1995,  the  Telephone   Company
ratified a contract with the Connecticut Union of Telephone Workers, Inc. which included a voluntary early-out offer ("EOO"). The EOO provided enhanced pension benefits by adding six years to the age and to the length of service of employees for purposes of determining pension and postretirement health care benefits eligibility. The employees also had the option to select a pension distribution method (i.e., lump-sum, monthly pension or a combination of both) at the time of separation. The EOO was available to the bargaining-unit work force during July 1995 and approximately 2,600 employees, or 41.4% of the bargaining-unit work force, accepted the offer and
left  the  Telephone Company through June 1996.   In  addition,
approximately  400  management employees accepted  a  severance
plan  with  enhanced  benefits  during  1996.   The  1996   net
settlement gains and the 1995 net curtailment losses related to these separation offers were recorded to the restructuring reserve in the respective years [see Note 6].

NOTE 5:  INCOME TAXES

Income tax expense includes the following components:

For the Years Ended December 31,             1997     1996     1995
Federal
Current                                     $102.0   $ 98.0  $ 91.6
Deferred                                        .1      9.9    20.1
Investment tax credits, net                   (1.5)    (2.1)   (6.9)
Total Federal                                100.6    105.8   104.8
State
Current                                       24.3     19.0    24.1
Deferred                                        .1      2.2     5.0
Total State                                   24.4     21.2    29.1
Total Income Taxes                          $125.0   $127.0  $133.9

In April 1995, new Connecticut state income tax rates were enacted to accelerate the reduction of current rates. The 1997
Connecticut state income tax rate of 10.50% will gradually decrease to 7.5% in 2000.

A reconciliation between income taxes and taxes computed by applying the statutory federal income tax rate to pre-tax income is as follows:


For the Years Ended December 31,              1997     1996     1995
Statutory Federal Income Tax Rate             35.0%    35.0%    35.0%
Federal income taxes at statutory rate      $112.1   $117.6   $121.6
State income taxes, net of federal
 income tax effect                            15.8     13.8     18.9
Depreciation of telephone plant construction
 costs previously deducted for tax purposes     -        -       5.1
Amortization of investment tax credits        (1.5)    (2.1)    (6.9)
Prior years' tax adjustments and
 other differences, net                       (1.4)    (2.3)    (4.8)
Income Taxes                                $125.0   $127.0   $133.9
Effective Tax Rate                            39.0%    37.8%    38.5%

Deferred income tax assets (liabilities) are comprised of the following:

At December 31,                                        1997      1996
Postretirement benefits other than pensions          $ 34.1    $ 30.6
Software                                               23.5      12.7
Compensated absences                                    6.4      12.2
Allowance for uncollectibles                            6.4       8.2
Savings plans                                           5.7       5.7
Unamortized investment tax credits                      5.6       6.2
Restructuring charge                                    2.8      10.0
Depreciation                                             .6      (7.4)
Other                                                   8.8       9.9
Deferred Income Taxes                                $ 93.9    $ 88.1

NOTE 6:  RESTRUCTURING CHARGE

In December 1993, the Telephone Company recorded a restructuring charge of $335.0, $192.7 after-tax, to provide for a comprehensive restructuring program. The charge included: $160.0 for employee separation costs; $145.0 for process and systems reengineering; and $30.0 for exit and other costs.

Costs incurred for employee separations included payments for severance, unused vacation and health care continuation, as well as non-cash net pension and postretirement settlement gains of $61.1 in 1996 and net curtailment losses of $99.6 in 1995. Process and systems reengineering costs included incremental costs incurred in connection with the execution of numerous reengineering programs. Exit and other costs included expenses related to the reduction of overall corporate space requirements.

A summary of costs incurred under the restructuring program is as follows:

For the Years Ended December 31,       1997     1996      1995
Employee separation costs (gains)    $  5.0    $(42.7)  $107.8
Process and systems reengineering       2.8      83.1     74.2
Exit and other costs                    7.2       7.5      5.9
Total Costs Incurred                 $ 15.0    $ 47.9   $187.9

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

The Telephone Company has implemented network operations, customer service, repair and support programs and developed new processes to reduce the costs of business while improving quality and customer service. These new integrated processes have enabled the Telephone Company to increase its responsiveness to customer-specific needs and to eliminate certain labor-intensive interfaces between the existing systems.

As of December 31, 1997, the restructuring reserve balance of $6.5 is adequate for the future residual costs, primarily
1998's exit costs relating to the delayed reduction of overall corporate space requirements.

NOTE 7: LONG-TERM DEBT

The components of long-term debt are as follows:

At December 31,              Interest Rates   Maturing    1997     1996
Unsecured notes:             6.13% to 7.13%   2003-2007  $380.0   $380.0
                             7.25% to 8.70%   2031-2033   245.0    325.0
Debentures                            4.38%        2001    45.0     45.0
Total Long-term Debt                                      670.0    750.0
Unamortized discount and
  premium, net                                             (3.0)    (3.2)
Capital lease obligations                                    .1       .1
Long-term Debt                                           $667.1   $746.9

Scheduled maturities of total long-term debt include $45.0 in 2001 and $625.0 thereafter.

On February 18, 1997, the Telephone Company redeemed $80.0 of 8.70% medium-term notes due 2031, which were satisfied with cash and proceeds of short-term funding from the Corporation. The early extinguishment of debt resulted in an extraordinary charge of $3.7, net of tax benefits of $2.7.

At  December  31,  1997,  the Telephone Company  had  remaining
securities,   registered  with  the  Securities  and   Exchange
Commission, to issue up to $95.0 of medium-term unsecured notes through shelf registrations.


NOTE 8:  COMMITMENTS AND CONTINGENCIES

The Telephone Company has entered into both operating and capital leases for facilities and equipment used in its operations. Rental expense under operating leases was $27.3, $25.0 and $24.9 for 1997, 1996 and 1995, respectively. Future minimum rental commitments under third party, noncancelable leases include $19.0 in 1998, $15.3 in 1999, $13.7 in 2000,
$9.2 in 2001, $5.1 in 2002 and $16.2 thereafter, for a total of $78.5. Capital leases were not significant.

Included in future minimum rental commitments for operating leases are amounts attributable to leases with affiliates totaling $33.7.

The Telephone Company expects total capital expenditures of approximately $347 for additions to telephone plant during 1998. In connection with the capital program, the Telephone Company has made certain commitments for the purchase of material and equipment.

In 1995, a U.S. District Court decision was issued in favor of the Department of Labor against the Corporation and the Telephone Company. The decision held that the Corporation and the Telephone Company violated certain sections of the Fair Labor Standards Act and was liable for back wages and liquidating damages. The Corporation and the Telephone Company appealed the decision and on July 31, 1997, the Second Circuit Court of Appeals affirmed the U.S. District Court's decision. As required by the Court's decision, in October 1997, the
Corporation and the Telephone Company paid back wages, liquidating damages and interest (from the date of the District Court's judgment) to the employees involved in this action. In 1995, the Telephone Company recorded a liability of $11.0 which was adequate to cover the cost of total damages for this matter.

NOTE 9: FINANCIAL INSTRUMENTS

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

The  carrying amount and estimated fair value of the  Telephone
Company's financial instruments are as follows:

At December 31,                               1997                1996
                                      Carrying    Fair    Carrying     Fair
                                      Amount      Value    Amount      Value
Cash and temporary cash investments   $  28.3    $ 28.3   $  56.8    $  56.8
Long-term debt                        $(667.0)  $(674.8)  $(746.8)   $(731.6)

Concentrations  of  Credit  Risk - Financial  instruments   that
potentially subject the Telephone Company to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. The Telephone Company places its temporary cash investments in short-term, high quality commercial paper which is rated at least A-1 by Standard and Poor's and P-1 by Moody's Investors Services, Inc. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers in the Telephone Company's customer base.


NOTE 10:  COMMON, PREFERRED AND PREFERENCE SHARES

The Telephone Company is authorized to issue up to 70,000,000 shares of common stock at a par value of $12.50 per share, as well as 500,000 shares of preferred stock at a par value of $50.00 per share and 50,000,000 shares of preference stock at a par value of $1.00 per share. No preferred or preference shares have been issued pursuant to these authorizations.

NOTE 11:  STOCK-BASED COMPENSATION PLAN

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

The Corporation has elected to continue following Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock-based compensation plan. Accordingly, no compensation cost has been recognized for the plan by the Corporation, including the Telephone Company. Had the Corporation, including the Telephone Company, adopted the cost recognition method provided under SFAS No. 123, "Accounting for Stock-Based Compensation", net income would approximate the pro forma amounts below:

For the Years Ended December 31,        1997     1996      1995
Net Income                             $190.3   $207.6   $(502.8)


Since the stock option activity relates only to the Corporation's shareholders' equity, the pro forma amounts reflect the push-down of options granted based upon estimated year-end Telephone Company employee option holders. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

The Black-Scholes option pricing model was used, by the Telephone Company, to estimate the options' grant date fair value with the following assumptions: 20% volatility; risk free interest rate ranging from 6.0% to 6.7%; yearly dividends of $1.76 per share of the Corporation's stock; and an estimated period to exercise of three or five years. The weighted average fair value of options granted during the year was $6.86, $7.83 and $6.06 in 1997, 1996 and 1995, respectively.

SFAS No. 123 requires certain disclosures to be made for each income statement period with regard to outstanding exercisable options, option activity, weighted average exercise price per option and weighted average remaining contractual life of outstanding options. Since the stock option activity relates only to the Corporation's shareholders' equity, this information is not presented for the Telephone Company.

NOTE 12: CORPORATE RESTRUCTURE

In a decision issued June 25, 1997, the DPUC approved the Corporation's proposal to establish separate wholesale and retail organizations [see Item 1. - Telecommunications Services
- State Regulatory Matters]. As a result, the Telephone Company will become an ILEC, providing network services and functionality to retail providers under the wholesale provisions of the Federal Telecommunications Act of 1996 ("Act"). The Telephone Company will be treated as a public service company, and will continue to be subject to alternative forms of regulation. In a separate order, SNET America, Inc. ("SAI"), an affiliated corporation, was certified to operate as a competitive local exchange carrier ("CLEC"), allowing it to provide competitive retail service to customers with the same flexibility as all other CLECs in the state. As part of the DPUC's decision allowing the restructure, Connecticut customers must choose their local exchange provider via a balloting process. Until balloting is complete, the Telephone Company and SAI will jointly offer retail telecommunications services to the public. Once the balloting process is completed, SAI will become the sole provider of retail service for the
Corporation. In addition, as part of the restructure, the directory publishing operations were incorporated into a separate subsidiary of the Corporation on January 1, 1998.

The Telephone Company began implementing parts of the restructure plan by transferring over 1400 employees to the Corporation, primarily from the information technology organization in September of 1997. In January of 1998, over 300 employees from its directory publishing operations were transferred to SNET Information Services, Inc., a new subsidiary of the Corporation. Approximately $17 of pension and other employee-related liabilities were moved to the appropriate companies at the time the employees were transferred. In addition, the Telephone Company made dividends to the Corporation that consisted primarily of non telephone-related fixed assets with a net book value of approximately $53 and prepaid directory costs of approximately $36. The fixed assets consisted of equipment supporting the organizations which were transferred from the Telephone Company, and included computers, corporate communications equipment, and motor vehicles. All telecommunications network plant and property remained with the Telephone Company to support its wholesale operations.

The separation into wholesale and retail organizations should have no material effect on the consolidated financial results of the Corporation. However, had the establishment of the separate publishing subsidiary occurred in 1997, approximately $182 of revenues and $52 of operating costs, along with other related expenses and taxes, would not have been reflected on the Telephone Company.

On February 13, 1998, the Corporation was notified that Moody's Investor Services, Inc., the credit rating agency, lowered the debt rating on the Telephone Company's debt from Aa2 to Aa3. The primary factor for the reduced rating was the removal of the directory publishing operations from the Telephone Company [see Item 1. - Directory Publishing Operations].

NOTE 13:  SUPPLEMENTAL FINANCIAL INFORMATION


Supplemental Cash Flow Information

For the Years Ended December 31,                1997     1996     1995
Interest Paid, net of amounts capitalized     $ 47.2   $ 45.5   $ 53.0
Income Taxes Paid                             $121.6   $113.2   $125.1


Supplemental Income Statement Information

For the Years Ended December 31,                1997     1996     1995
Advertising Expense                          $  22.6  $  25.7  $  18.5
Depreciation and amortization:
   Depreciation                               $310.2   $296.1   $297.6
   Amortization                                  6.1      4.3      3.3
Total Depreciation and Amortization           $316.3   $300.4   $300.9
Interest expense:
   Long-term debt                            $  46.2  $  52.4  $  52.6
   Capitalized interest                         (4.6)    (7.2)      -
   Other                                         3.0       .3       .3
Total Interest Expense                       $  44.6  $  45.5  $  52.9

During 1997, 1996 and 1995, revenues earned from providing services to AT&T Corp. accounted for 9.6%, 9.9% and 11.2%, respectively, of total revenues.


Supplemental Balance Sheet Information

At December 31,                                          1997     1996
Other current liabilities:
   Dividends payable                                  $  42.0  $  33.0
   Accrued postemployment benefit obligation             10.0     11.0
   Accrued interest                                       7.5     10.2
   Restructuring charge                                   6.5     11.1
   Other current liabilities                             25.2     22.4
Total Other Current Liabilities                       $  91.2  $  87.7
Other liabilities and deferred credits:
   Accrued postretirement benefit obligation          $  72.4  $  78.9
   Accrued pension cost                                   9.0     15.7
   Restructuring charge                                    -      13.0
   Other                                                 24.5      4.4
Total Other Liabilities and Deferred Credits          $ 105.9   $112.0

NOTE 14:  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                       1st     2nd    3rd     4th     Full
                                       QTR     QTR    QTR     QTR     Year

1997
Total Revenues                       $383.5  $383.1  $383.6  $393.3 $1,543.5
Operating Income                     $ 91.5  $ 90.3  $ 85.9  $ 98.4 $  366.1
Income before extraordinary charge   $ 48.8  $ 48.3  $ 45.0  $ 53.3 $  195.4
Extraordinary charge [see Note 7]      (3.7)     -       -       -      (3.7)

Net Income                           $ 45.1  $ 48.3  $ 45.0  $ 53.3 $  191.7

1996
Total Revenues                       $388.4  $388.4  $383.7  $385.5 $1,546.0
Operating Income                     $108.5  $101.9  $ 84.6  $ 81.5 $  376.5
Net Income                           $ 59.7  $ 56.1  $ 47.6  $ 45.5 $  208.9


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


No changes in or disagreements with accountants on any matter of accounting or financial disclosure occurred during the period covered by this report.



                           PART III


Items 10 through 13.

Information required under Items 10 through 13 is omitted pursuant to General Instruction I(2).



                            PART IV


Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)  Documents filed as part of the report:                          Page

     (1)  Report of Independent Accountants                            18

          Financial Statements Covered by Report of
           Independent Accountants

             Statements of Income (Loss) and Retained Earnings -
              for the years ended December 31, 1997, 1996 and 1995     19

             Balance Sheets - as of December 31, 1997 and 1996         20

             Statements of Cash Flows - for the years ended
              December 31, 1997, 1996 and 1995                         22

             Notes to Financial Statements                             23

     (2)  Financial Statement Schedule Covered by Report of
           Independent Accountants for the three years ended
           December 31, 1997:

             II - Valuation and Qualifying Accounts                    42

     Schedules other than those listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not applicable.

  (3)      Exhibits:

Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto. Exhibits numbered 10(iii)(A)1 through 10(iii)(A)17 are management contracts or compensatory plans required to be filed as exhibits pursuant to Item 14 (c) of Form 10-K.

Exhibit
Number

2 Agreement and Plan of Merger dated as of January 4, 1998, between Southern New England Telecommunications Corporation, SBC Communications Inc. and SBC (CT), Inc. (Exhibit 2 to Form 8-K dated 1/5/98, File No. 1-6654).

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

10(iii)(A)5  SNET  Pension  Benefit  Plan  as  amended  through
             January 1, 1998 (Exhibit 10(iii)(A)5 to 1997  Form
             10-K dated 3/20/98, File No. 1-9157).

10(iii)(A)6  SNET  Management Pension Plan as amended March  31,
             1995. Amendments effective December 20, 1995 through April 1, 1996 (Exhibit 10(iii)(A)6 to 1995 Form 10-K dated 3/20/96, File No. 1-9157).
             Amendments effective April 1, 1996 through December 18, 1996 (Exhibit 10(iii)(A)6 to 1996
             Form   10-K   dated  3/20/97,  File  No.   1-9157).
             Amendments effective July 9, 1997 through January 1, 1998 (Exhibit 10(iii)(A)6 to 1997 Form 10-K
             dated 3/20/98, File No. 1-9157).

  (3)      Exhibits (continued):


Exhibit
Number

10(iii)(A)7  SNET  Incentive  Award  Deferral  Plan  as  amended
             March 1, 1993 (Exhibit 10(iii)(A)7 to 1992 Form
             10-K dated 3/23/93, File No. 1-6654).

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

10(iii)(A)10 Change-in-Control Agreements (Exhibit 10-F to  Form
             SE dated 3/15/91, File No. 1-9157).

10(iii)(A)11 SNET  1986  Stock Option Plan as amended  March  1,
             1993 (Exhibit 10(iii)(A)11 to 1992 Form 10-K dated 3/23/93, File No. 1-6654). Amendment dated January 4, 1998 (Exhibit 10(iii)(A)11 to 1997 Form 10-K dated 3/20/98, File No. 1-9157).

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

10(iii)(A)13 SNET  Non-Employee  Director Stock  Plan  effective
             January   1,  1994  (Exhibit  4.4  to  Registration
             Statement No. 33-51055, File No. 1-9157).

10(iii)(A)14 Description  of  SNET Executive Retirement  Savings
             Plan  as  amended through January 1, 1998  (Exhibit
             10(iii)(A)14 to 1997 Form 10-K dated 3/20/98,  File
             No. 1-9157).

10(iii)(A)15 SNET  1995  Stock  Incentive Plan (Exhibit  4.4  to
             Registration   No.  33-64975,  File  No.   1-9157).
             Amendment dated January 4, 1998 (Exhibit 10(iii)(A)15 to 1997 Form 10-K dated 3/20/98, File
             No. 1-9157).

10(iii)(A)16 SNET  Non-Employee  Director Stock  Plan  effective
             June  1, 1996 (Exhibit 4.2 to Registration No. 333-
             05757 on Form S-8, File No. 1-9157).

10(iii)(A)17 SNET  Stay Bonus Program effective January 4,  1998
             (Exhibit 10(iii)(A)17 to 1997 Form 10-K dated 3/20/98,
             File No. 1-9157).

  (3)      Exhibits (continued):


Exhibit
Number

12           Computation of Ratio of Earnings to Fixed Charges.

23           Consent of Independent Accountants.

24a          Powers of Attorney.

24b          Board of Directors' Resolution.

27           Financial Data Schedule.

99a          Annual Report on Form 11-K for the plan year  ended
             December   31,   1997  for  the   SNET   Management
             Retirement  Savings  Plan  will  be  filed  as   an
             amendment prior to June 30, 1998.

99b          Annual Report on Form 11-K for the plan year  ended
             December  31,  1997  for the SNET  Bargaining  Unit
             Retirement  Savings  Plan  will  be  filed  as   an
             amendment prior to June 30, 1998.



(b) Reports on Form 8-K:

    On  October 23, 1997, the Telephone Company filed a report on
    Form   8-K,   dated   October  23,   1997,   announcing   the
    Corporation's financial results for the third quarter of 1997.

    On January 6, 1998, the Telephone Company filed a report on Form 8-K, dated January 5, 1998, announcing the execution of an agreement with SBC Communications Inc., whereby the Corporation will become a wholly-owned subsidiary of SBC.

    On  January 28, 1998, the Telephone Company filed a report on
    Form   8-K,   dated   January  27,   1998,   announcing   the
    Corporation's 1997 financial results.

                          SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SOUTHERN NEW ENGLAND TELEPHONE COMPANY

By  /s/ Donald R. Shassian
        Donald R. Shassian, Senior Vice President
          and Chief Financial Officer                  March 20, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

PRINCIPAL EXECUTIVE OFFICER:

  Daniel J. Miglio*
  Chairman, President, Chief Executive Officer and Director

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

  Donald R. Shassian                  By /s/ Donald R. Shassian
  Senior Vice President and                 (Donald R. Shassian, as attorney-
   Chief Financial Officer                  in-fact and on his own behalf)


DIRECTORS:

  William F. Andrews*
  Richard H. Ayers*
  Robert L. Bennett*
  Barry M. Bloom*                      March 20, 1998
  Frank J. Connor*
  William R. Fenoglio*
  Claire L. Gaudiani*
  Ira D. Hall*
  Burton G. Malkiel*
  Frank R. O'Keefe, Jr.*
  Joyce M. Roche*                      * by power of attorney

          THE SOUTHERN NEW ENGLAND TELEPHONE COMPANY

        SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                     (Dollars in Millions)

COLUMN A         COLUMN B           COLUMN C            COLUMN D     COLUMN E

                                    Additions
               Balance at                                            Balance
             beginning of  Charged to     Charged to                  at end
Description        period     expense other accounts   Deductions   of period

Allowance for Uncollectible
   Accounts Receivable:

   Year 1997     $18.0       $29.0        $7.3  (a)     $34.9 (b)     $19.4
   Year 1996      26.1        27.5         3.6  (a)      39.2 (b)      18.0
   Year 1995      24.9        15.5         2.9  (a)      17.2 (b)      26.1


Restructuring Charge:

   Year 1997    $ 24.1       $  -         $ -          $ 17.6         $ 6.5
   Year 1996      72.0          -           -            47.9 (c)      24.1
   Year 1995     259.9          -           -           187.9 (c)      72.0


(a) Includes amounts previously written off that were credited directly to this account when recovered and miscellaneous amounts.

(b) Includes amounts written off as uncollectible. 1997 reflects the continuous collection difficulties as the competitive environment increases despite the Telephone Company's increased emphasis on collections. 1996 also includes fully reserved amounts written off of $17.8 as a result of a revised procedure to write-off uncollectible accounts receivable within a shorter time frame.

(c)  Includes   non-cash   net   pension   and   postretirement
     settlement gain charged against the restructuring reserve of $61.1 in 1996 and curtailment losses of $99.6 in 1995.




                           EXHIBIT INDEX

Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto.


Exhibit
Number

2 Agreement and Plan of Merger dated as of January 4, 1998, between Southern New England Telecommunications Corporation, SBC Communications Inc. and SBC (CT), Inc. (Exhibit 2 to Form 8-K dated 1/5/98, File No. 1-6654).

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

10(iii)(A)5  SNET  Pension  Benefit  Plan  as  amended  through
             January 1, 1998 (Exhibit 10(iii)(A)5 to 1997  Form
             10-K dated 3/20/98, File No. 1-9157).

10(iii)(A)6  SNET  Management Pension Plan as amended March  31,
             1995. Amendments effective December 20, 1995 through April 1, 1996 (Exhibit 10(iii)(A)6 to 1995 Form 10-K dated 3/20/96, File No. 1-9157).
             Amendments effective April 1, 1996 through December 18, 1996 (Exhibit 10(iii)(A)6 to 1996
             Form   10-K   dated  3/20/97,  File  No.   1-9157).
             Amendments effective July 9, 1997 through January 1, 1998 (Exhibit 10(iii)(A)6 to 1997 Form 10-K
             dated 3/20/98, File No. 1-9157).

10(iii)(A)7  SNET  Incentive  Award  Deferral  Plan  as  amended
             March 1, 1993 (Exhibit 10(iii)(A)7 to 1992 Form
             10-K dated 3/23/93, File No. 1-6654).

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

10(iii)(A)10 Change-in-Control Agreements (Exhibit 10-F to  Form
             SE dated 3/15/91, File No. 1-9157).

10(iii)(A)11 SNET  1986  Stock Option Plan as amended  March  1,
             1993 (Exhibit 10(iii)(A)11 to 1992 Form 10-K dated 3/23/93, File No. 1-6654). Amendment dated January 4, 1998 (Exhibit 10(iii)(A)11 to 1997 Form 10-K dated 3/20/98, File No. 1-9157).

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

10(iii)(A)13 SNET  Non-Employee  Director Stock  Plan  effective
             January   1,  1994  (Exhibit  4.4  to  Registration
             Statement No. 33-51055, File No. 1-9157).

10(iii)(A)14 Description  of  SNET Executive Retirement  Savings
             Plan  as  amended through January 1, 1998  (Exhibit
             10(iii)(A)14 to 1997 Form 10-K dated 3/20/98,  File
             No. 1-9157).

10(iii)(A)15 SNET  1995  Stock  Incentive Plan (Exhibit  4.4  to
             Registration   No.  33-64975,  File  No.   1-9157).
             Amendment dated January 4, 1998 (Exhibit 10(iii)(A)15 to 1997 Form 10-K dated 3/20/98, File
             No. 1-9157).

10(iii)(A)16 SNET  Non-Employee  Director Stock  Plan  effective
             June  1, 1996 (Exhibit 4.2 to Registration No. 333-
             05757 on Form S-8, File No. 1-9157).

10(iii)(A)17 SNET  Stay Bonus Program effective January 4,  1998
             (Exhibit 10(iii)(A)17 to 1997 Form 10-K dated 3/20/98,
             File No. 1-9157).

12           Computation of Ratio of Earnings to Fixed Charges.

23           Consent of Independent Accountants.

24a          Powers of Attorney.

24b          Board of Directors' Resolution.

27           Financial Data Schedule.

99a          Annual Report on Form 11-K for the plan year  ended
             December   31,   1997  for  the   SNET   Management
             Retirement  Savings  Plan  will  be  filed  as   an
             amendment prior to June 30, 1998.

99b          Annual Report on Form 11-K for the plan year  ended
             December  31,  1997  for the SNET  Bargaining  Unit
             Retirement  Savings  Plan  will  be  filed  as   an
             amendment prior to June 30, 1998.