Form 10-Q
period 1998-03-31
SOUTHERN NEW ENGLAND TELEPHONE CO
filed 1998-05-07
CIK 92244

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549
                            FORM 10-Q

(Mark One)

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1998.


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

                 Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements

      CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                (Unaudited)
                                        For the Three Months Ended
                                                 March 31,
Dollars in Millions                        1998           1997

REVENUES
Local service                            $163.5        $ 169.4
Network access                            105.9          102.6
Intrastate toll                            49.3           53.4
Other                                      16.4           58.1
Total Revenues                            335.1          383.5

COSTS AND EXPENSES
Operating and maintenance                 181.2          203.1
Depreciation and amortization              74.1           77.4
Taxes other than income                    11.5           11.5
Total Costs and Expenses                  266.8          292.0


OPERATING INCOME                           68.3           91.5

Interest expense                           10.9           11.2
Other (expense) income, net                (2.0)           (.2)

INCOME BEFORE INCOME TAXES                 55.4            80.1

Income taxes                               20.4            31.3

INCOME BEFORE EXTRAORDINARY CHARGE         35.0            48.8

Extraordinary charge, net of related
  taxes of $2.7                              -             (3.7)

NET INCOME                              $  35.0         $  45.1

Retained Earnings, Beginning of Period  $ 128.3         $  92.6
  Net income                               35.0            45.1
  Cash dividends declared to parent       (30.8)          (40.0)
  Transfers pursuant to corporate
   restructure                            (84.8)             -
Retained Earnings, End of Period        $  47.7         $  97.7


The accompanying notes are an integral part of these financial statements.

Form 10-Q - Part I    The Southern New England Telephone Company


                    CONDENSED BALANCE SHEETS


Dollars in Millions                       March 31, 1998   December 31, 1997
                                            (Unaudited)
ASSETS
Cash and temporary cash investments         $    31.5        $    28.3
Accounts receivable, net of allowance
 for uncollectibles of $14.2 and $19.4,
 respectively                                   254.0            259.9
Accounts receivable from affiliates              45.8             86.4
Materials and supplies                           13.3             14.7
Prepaid publishing                                 -              35.8
Prepaid taxes                                    27.9               .6
Deferred income taxes and other
 current assets                                  26.7             32.8
Total Current Assets                            399.2            458.5
Total telephone plant, at cost                4,352.4          4,430.0
Accumulated depreciation                     (2,980.4)        (3,028.7)
Net Telephone Plant                           1,372.0          1,401.3
Deferred income taxes and other assets           90.6             93.7
Total Assets                                 $1,861.8         $1,953.5

LIABILITIES AND SHAREHOLDER'S EQUITY
Accounts payable and accrued expenses       $    85.5        $   166.9
Advance billings and customer deposits           32.3             46.4
Accounts and notes payable to affiliates        277.7            178.2
Other current liabilities                       103.8            115.6
Total Current Liabilities                       499.3            507.1
Long-term debt                                  667.2            667.1
Other liabilities and deferred credits          116.5            119.9
Total Liabilities                             1,283.0          1,294.1

Common Stock; $12.50 par value;
 30,428,596 shares issued and
 30,385,900 outstanding                         380.4            380.4
Proceeds in excess of par value                 152.1            152.1
Retained earnings                                47.7            128.3
Treasury stock; 42,696 shares, at cost           (1.4)            (1.4)
Total Shareholder's Equity                      578.8            659.4
Total Liabilities and Shareholder's Equity   $1,861.8         $1,953.5


The accompanying notes are an integral part of these financial statements.

Form 10-Q - Part I   The Southern New England Telephone Company


               CONDENSED STATEMENTS OF CASH FLOWS

                                                       (Unaudited)
                                                 For the Three Months Ended
                                                        March 31,
Dollars in Millions                                  1998       1997

OPERATING ACTIVITIES
 Net income                                       $   35.0    $  45.1
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization                      74.1       77.4
   Extraordinary charge, net of tax                     -         3.7
   Decrease in accounts receivable from affiliates    34.4        1.3
   (Decrease) increase in advance billing and
    customer deposits                                (13.1)       2.2
   Change in operating assets and liabilities, net     3.0       (4.5)
   Other, net                                          3.0        4.3
 Net Cash Provided by Operating Activities           136.4      129.5

INVESTING ACTIVITIES
 Cash expended for capital additions                 (79.5)     (83.6)
 Other, net                                             .3       (1.8)
 Net Cash Used by Investing Activities               (79.2)     (85.4)

FINANCING ACTIVITIES
 Repayment of long-term debt                            -       (80.0)
 Transfers pursuant to corporate restructure         (12.2)        -
 Cash dividends paid                                 (41.8)     (33.0)
 Net proceeds of short-term debt from affiliate         -        17.9
 Other, net                                             -        (5.8)
 Net Cash Used by Financing Activities               (54.0)    (100.9)

Increase (decrease) in Cash and Temporary
 Cash Investments                                      3.2      (56.8)

Cash and Temporary Cash Investments at
 beginning of period                                  28.3       56.8

Cash and Temporary Cash Investments at End of
 Period                                            $  31.5     $   -

Income Taxes Paid                                  $   1.0     $  7.6

Interest Paid, net of amounts capitalized          $   6.1     $  9.1

The accompanying notes are an integral part of these financial statements.

Form 10-Q - Part I   The Southern New England Telephone Company

                  NOTES TO FINANCIAL STATEMENTS
                     (Dollars in Millions)
                           (Unaudited)


Note 1: Basis of Presentation

The Southern New England Telephone Company ("Telephone Company") is a wholly-owned telephone operating subsidiary of Southern New England Telecommunications Corporation ("Corporation"). The condensed financial statements on the following pages have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments, which are normal and recurring in nature, necessary for fair presentation for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Operating results for any interim periods, or comparisons between interim periods, are not necessarily indicative of the results that may be expected for full fiscal years. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Telephone Company's 1997 Annual Report on Form 10-K.

Note 2:  Planned Merger

On January 4, 1998, the Corporation and SBC Communications Inc. ("SBC") approved a definitive merger agreement whereby the Corporation will become a wholly-owned subsidiary of SBC. On February 20, 1998, the Corporation and SBC filed a Joint Application for Approval of a Change of Control with the Department of Public Utility Control ("DPUC"). In addition, on the same day, the Corporation and SBC filed with the Federal
Communications Commission ("FCC") Transfer of Control Applications for various FCC licenses held by the Corporation. Approval by both the DPUC and FCC are expected by year-end 1998.

On March 27, 1998, a special meeting of the Corporation's shareholders was held to vote on the proposed merger. The merger was approved by the Corporation's shareholders.

Note 3:  Corporate Restructure

As  discussed  in the Telephone Company's 1997 Annual  Report  on
Form  10-K,  in  a decision issued June 25,  1997,  the  DPUC
approved   the  Corporation's  proposal  to  establish   separate
wholesale and retail organizations. As part of the restructure, the directory publishing operations were transferred from the Telephone Company and incorporated into a separate subsidiary of the Corporation on January 1, 1998. In addition, the Telephone
Company made dividends to the Corporation that consisted primarily of non-telephone-related fixed assets with a net book value of approximately $36 and prepaid directory costs of approximately $36.
The fixed assets consisted of equipment supporting the organizations which were transferred from the Telephone Company, and included computers, corporate communications equipment and motor vehicles. All telecommunications network plant and property remained with the Telephone Company to support its wholesale operations. Additionally, net assets (including cash of approximately $12) related to inside wire and voice mail operations were transferred from the Telephone Company to other affiliated companies.

Form 10-Q - Part I   The Southern New England Telephone Company

Item 2.  Management's Discussion and Analysis
               (Dollars in Millions)

Planned Merger

On January 4, 1998, the Corporation and SBC Communications Inc. ("SBC") approved a definitive merger agreement whereby the Corporation will become a wholly-owned subsidiary of SBC. On February 20, 1998, the Corporation and SBC filed a Joint Application for Approval of a Change of Control with the Department of Public Utility Control ("DPUC"). In addition, on the same day, the Corporation and SBC filed with the Federal
Communications Commission ("FCC") Transfer of Control Applications for various FCC licenses held by the Corporation. Approval by both the DPUC and FCC are expected by year-end 1998.

On March 27, 1998, a special meeting of the Corporation's shareholders was held to vote on the proposed merger. The merger was approved by the shareholders.

Corporate Restructure

As  discussed  in the Telephone Company's 1997 Annual  Report  on
Form 10-K, in a decision issued June 25, 1997, the DPUC approved the Corporation's proposal to establish separate wholesale and retail organizations. As part of the restructure, the directory publishing operations were transferred from the Telephone Company and incorporated into a separate subsidiary of the Corporation on the Corporation on January 1, 1998. In addition, the Telephone
Company made dividends to the Corporation that consisted primarily of non-telephone-related fixed assets with a net book value of approximately $36 and prepaid directory costs of approximately $36.
The fixed assets consisted of equipment supporting the organizations which were transferred from the Telephone Company, and included computers, corporate communications equipment and motor vehicles. All telecommunications network plant and property remained with the Telephone Company to support its wholesale operations. Additionally, net assets (including cash of approximately $12) related to inside wire and voice mail operations were transferred from the Telephone
Company to other affiliated companies.

Comparison of three months ended March 31, 1998 vs. three months ended March 31, 1997

Operating Results

Income before extraordinary charge was $35.0 in 1998 compared with $48.8 in 1997. The decrease in results of operations is due primarily to the transfer of directory publishing operations, inside wire and voice mail operations from the Telephone Company to affiliated companies, in conjunction with the Corporate restructure. Also negatively impacting the comparison of current year results to prior year results is the absence of payphone operations which the Telephone Company transferred to an affiliated company in April 1997 in conjunction with the pay telephone reclassification and compensation provisions of the Federal Telecommunications Act of 1996 ("Act").

Form 10-Q - Part I    The Southern New England Telephone Company


Revenues and Sales

 For the Three Months Ended March 31,             1998    1997
 Local service                                  $163.5  $169.4

 Network access                                  105.9   102.6

 Intrastate toll                                  49.3    53.4

 Other                                            16.4    58.1

 Total Revenues                                 $335.1  $383.5

 Local service revenues, derived from providing local exchange, advanced calling features and local private line services, decreased $5.9, or 3.5%, in 1998. The decrease was due primarily to the 1997 transfer of payphone operations to an affiliate in conjunction with the pay telephone reclassification and compensation provisions of the Act and the January 1998 transfer of inside wire operations to an affiliated company, in conjunction with the Corporate restructure. Partially offsetting the decrease caused by such transfers was an increase in revenues resulting from growth of 4.8% in access lines in service to approximately 2,296,000 in 1998. Also offsetting the decrease in local revenues was an increase in directory assistance revenue resulting from increased rates and elimination of free calls and increased volume. Management expects competition to impact local service revenues as other telecommunications providers continue to expand their offerings of local service [see Competition].

 Network access revenues, generated primarily from intrastate and interstate services, increased $3.3, or 3.2%. Intrastate access revenues increased $2.5 due to an increase in intrastate minutes of use by competitive providers of intrastate long-distance service. Interstate access revenue increased by $.8 as a result of growth in access lines and minutes of use and the absence in 1998 of 1997 proposed tariff changes and discount plans. Also contributing to the growth in revenues is the recovery of amounts used to fund Universal Service, in accordance with FCC regulation. Significantly offsetting the impact of these items was a decrease in tariff rates in accordance with the Telephone Company's January 1998 FCC filing under price cap regulation.

 Intrastate toll revenues, which include primarily revenues from toll and WATS services, decreased $4.1, or 7.7%. The decrease was due primarily to the transfer of payphone operations to an affiliated company, a 7.3% reduction in toll message volume and reduced intrastate toll rates. Lower toll volume was due primarily to the increasingly competitive toll market. The decline in rates was attributable to customer migration to several of the Telephone Company's discount calling plans that provide competitive options to business and residential customers. Increasing competition and the offering of competitive discount calling plans will continue to place downward pressure on intrastate toll revenues.

 The decrease of $41.7 in Other revenues was due primarily to the transfer of directory publishing operations to an affiliated company in January 1998 in conjunction with the Corporate restructure.


Costs and Expenses

 For the Three Months Ended March 31,              1998    1997
 Operating costs                                 $181.2  $203.1
 Depreciation and amortization                     74.1    77.4
 Taxes other than income                           11.5    11.5
 Total Costs and Expenses                        $266.8  $292.0

Form 10-Q - Part I   The Southern New England Telephone Company

 Operating  costs - Operating costs consist primarily of employee-
 related  expenses,  including  wages  and  benefits.   Cost   of
 services and general and administrative expenses, including marketing, represent the remaining portion of these expenses. Total operating costs decreased $21.9, or 10.8%. The decrease was caused primarily by the transfer of directory publishing operations, inside wire and voice mail operations from the Telephone Company to affiliated companies (in conjunction with the Corporate restructure) and the 1997 transfer of payphone operations to an affiliated company in conjunction with the pay telephone reclassification and compensation provisions of the Act, and a decrease in network software license fees. Partially offsetting the decrease were costs incurred in connection with local number portability, payment of amounts to fund Universal Service (in accordance with FCC regulation) and expenditures made for Year 2000 compliance.

 Depreciation and amortization - Depreciation and amortization expense decreased $3.3, or 4.3%, due primarily to the transfer
 of  assets  to  affiliated companies in  conjunction   with  the
 Corporate restructure.

 Taxes other than income - Taxes other than income were flat.

Interest Expense and Other (Expense) Income, net

 For the Three Months Ended March 31,              1998    1997
 Interest expense                                $ 10.9  $ 11.2
 Other (expense) income, net                     $ (2.0) $  (.2)

 Interest expense decreased $.3, or 2.7%, due primarily to savings from the February 18, 1997 redemption of $80.0 of medium-term notes with an interest rate of 8.70%, offset partially by a
 decrease  in the amount of interest which was capitalized.   The
 decrease in other (expense) income, net was due primarily to contract cancellation fees.

Income Taxes

 For the Three Months Ended March 31,             1998    1997
 Income taxes                                    $20.4   $31.3

 The decrease in income taxes was due primarily to a decrease in income before income taxes. The exclusion of pre-tax income of publishing operations in the first quarter of 1998, caused tax credits, which remained relatively flat, to have a greater impact in reducing the effective tax rate, when compared to the first quarter of 1997.


Comparison of balances as of March 31, 1998 vs. December 31, 1997

 The  decrease  in accounts payable (trade) and accrued  expenses with a corresponding increase in accounts and notes payable to affiliates is due primarily to the transfer by the Telephone
 Company of all related disbursement and cash processing functions
 to the  Corporation.   The Telephone Company's liability  to
 affiliates represents drafts payable issued by the Telephone Company which were or will be paid by the Corporation.

 Accounts  receivable  from  affiliates  decreased  because   the
 Telephone Company was reimbursed for payments it made in 1997, related to activities which were transferred as part of the Corporate restructure.

Form 10-Q - Part I   The Southern New England Telephone Company


Liquidity and Capital Resources

 The Telephone Company generated cash flows from operations of $136.4 during the three months ended March 31, 1998 as compared with $129.5 during the three months ended March 31, 1997. Capital expenditures were the primary use of corporate funds. The Telephone Company transferred to the Corporation $12.2 of cash belonging to inside wire and voice mail operations, pursuant to the Corporate restructure.

 On  February 18, 1997, the Telephone Company redeemed  $80.0  of
 8.70% medium-term notes due 2031, resulting in an extraordinary charge of $3.7, net of related taxes of $2.7, for the early extinguishment of debt.

Competition

The Telephone Company continues to experience an increasingly competitive environment with respect to telecommunications services in Connecticut. Competitors include companies that construct and operate their own communications systems and networks and/or companies that resell the telecommunications systems and networks of underlying carriers.

Local service competition grew in 1997 and continued growth is expected particularly upon commencement of the DPUC-mandated balloting process which is scheduled to begin in January 1999.


However, the financial impact cannot be predicted at this time. Based on existing state and federal regulations, the Telephone Company expects that many competitors will resell its network and that increased network access revenues will offset a significant portion of local service revenues lost to competition.


Regulatory Matters

Effective April 1, 1996, the DPUC replaced traditional rate of return regulation with alternative (price-based) regulation, during the transition to full competition. Alternative regulation includes a five-year monitoring period on financial results and a price cap formula based on certain services categorized as non-competitive. The DPUC has reopened the alternative regulation docket to review the application of the price cap formula to local residential and wholesale services. A decision is expected in the third quarter of 1998.

In February and March 1998, the Telephone Company filed applications with the DPUC for approval to reclassify Custom Calling Services, Private Line Services, Direct Inward Dialing and Hunting Services from the non-competitive to the emerging-competitive category. The DPUC has opened dockets to review these applications. Decisions are expected in 1998. The impact of alternative regulation on the Telephone Company's operating results will depend on the timing of classifying the various products and services into categories (non-competitive, emerging-competitive and competitive) for pricing changes.

As part of its June 25, 1997 decision allowing the Corporation to restructure and establish separate retail (i.e., competitive local exchange carrier or "CLEC") and wholesale (i.e., incumbent local exchange carrier or "ILEC") organizations, the DPUC
mandated  that  Connecticut customers   choose  their  local
exchange carrier via a balloting process. In order for the balloting process to commence, the ILEC must demonstrate that the systems offered to CLECs provide full technical and operational

Form 10-Q - Part I   The Southern New England Telephone Company


support.   The  DPUC  will  examine and critically  evaluate  the
respective Operations Support System ("OSS") platforms offered to the CLECs. The DPUC's evaluation will determine the suitability of the ILEC's OSS to support a competitive local exchange market and will determine if the interfaces proposed by the ILEC offer the comparability required under the provisions of the Federal Telecommunications Act of 1996. On February 25, 1998, the DPUC issued a Draft Decision in the OSS docket and concluded that by providing access to the same system that the Corporation's CLEC
would  use,  the  ILEC has provided a comparable  interface.   On
April 1, 1998, the DPUC announced that the hearings originally scheduled for mid-April in this proceeding would be postponed until after the Corporation has completed implementing its OSS plan currently scheduled for July 1. The DPUC will call hearings no later than 28 days after being notified by the Corporation that it has completed implementing its OSS plan.  Coincident with this
announcement, the DPUC  also reopened   three  dockets  to review
and address the terms and conditions under which competitive local exchange service may be offered in Connecticut in order to facilitate the balloting process.

In February 1998, the DPUC opened two new dockets to examine the provision of: (i) combinations of unbundled network elements and
(ii) shared transport to CLECs. Decisions in both dockets are expected in the third quarter of 1998 and may affect existing interconnection agreements between the ILEC and CLECs operating in Connecticut.

Also in February 1998, the DPUC held hearings to investigate the intrastate access rates which carriers pay to access the public switched telecommunications network. The Telephone Company has proposed that intrastate access rates continue to be in parity with the FCC's interstate access rates. A decision is expected in June 1998.

Form 10-Q - Part II    The Southern New England Telephone Company



                  PART II  -  OTHER INFORMATION


Item 1.  Legal Proceedings

         There were no material developments in the first quarter of 1998.


Item 6.  Exhibits and Reports on Form 8-K

    (b)  Reports on Form 8-K

         On January 6, 1998, the Telephone Company filed a report on Form 8-K, dated January 5, 1998, announcing the execution of an agreement between the Corporation and SBC Communications Inc., whereby the Corporation will become a wholly-owned subsidiary of SBC.

         On  January 27, 1998, the Telephone Company filed  a
         report   on  Form  8-K,  dated  January  27,   1998,
         announcing   the   Corporation's   1997    financial
         results.

         On  April  27, 1998, the Telephone Company  filed  a
         report   on   Form  8-K,  dated   April   24,  1998,
         announcing the Corporation's financial results for the first quarter of 1998.

Form 10-Q - Part II    The Southern New England Telephone Company



                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 The Southern New England Telephone Company

May 7, 1998



                   /s/ Donald R. Shassian
                       Donald R. Shassian
                    Senior Vice President and Chief Financial Officer