Form 10-K/A
period 1997-12-31
SOUTHERN NEW ENGLAND TELEPHONE CO
filed 1998-06-19
CIK 92244

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

                   THE SOUTHERN NEW ENGLAND TELEPHONE COMPANY
            Amendment No. 1 to Form 10-K for the Period Ended 12/31/97

                               Exhibit Index
                               _____________

  Exhibits identified in parentheses below, on file with the SEC, are incorporated by reference as exhibits hereto.

Exhibit
Number

 99a Annual Report on Form 11-K for the SNET Management Retirement Savings Plan for the plan year ended December 31, 1997 (filed as Exhibit 99a to Form SE dated June 18, 1998 for Southern New England Telecommunications Corporation, File No. 1-9157).


 99b Annual Report on Form 11-K for the SNET Bargaining Unit Retirement Savings Plan for the plan year ended December 31, 1997 (filed as Exhibit 99b to Form SE dated June 18, 1998 for Southern New England Telecommunications Corporation, File No. 1-9157).

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


Date:  June 19, 1998