Form 10-Q
period 1998-06-30
SOUTHERN NEW ENGLAND TELEPHONE CO
filed 1998-08-06
CIK 92244

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549
                            FORM 10-Q

(Mark One)

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1998.


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


                                                      (Unaudited)
                                           For the Three      For the Six
                                           Months Ended       Months Ended
                                             June 30,           June 30,
Dollars in Millions                       1998      1997     1998      1997

Revenues
Local service                          $ 161.0   $ 167.7    $ 324.5   $ 337.1
Network access                           111.6     107.4      217.5     210.0
Intrastate toll                           48.5      51.6       97.8     105.0
Publishing and other                      18.0      56.4       34.4     114.5
Total Revenues                           339.1     383.1      674.2     766.6

Costs and Expenses
Operating and maintenance                185.5     201.6      366.7     404.7
Depreciation and amortization             74.8      79.3      148.9     156.7
Taxes other than income                   11.5      11.9       23.0      23.4
Total Costs and Expenses                 271.8     292.8      538.6     584.8

Operating Income                          67.3      90.3      135.6     181.8

Interest expense                          11.0      11.1       21.9      22.3
Other (expense) income, net                (.7)      (.1)      (2.7)      (.3)

Income Before Income Taxes                55.6      79.1      111.0     159.2

Income taxes                              20.5      30.8       40.9      62.1

Income Before Extraordinary Charge        35.1      48.3       70.1      97.1

Extraordinary charge, net of
  related taxes of $2.7                     -         -          -       (3.7)

Net Income                            $   35.1  $   48.3    $  70.1  $   93.4

Retained Earnings, Beginning
 of Period                            $   47.7  $   97.7    $ 128.3  $   92.6
  Net income                              35.1      48.3       70.1      93.4
  Cash dividends declared to parent      (25.1)    (38.0)     (55.9)    (78.0)
  Transfers pursuant to corporate
   restructure                             (.6)       -       (85.4)       -
Retained Earnings, End of Period      $   57.1  $  108.0    $  57.1   $ 108.0

The accompanying notes are an integral part of these financial statements.

Form 10-Q - Part I   The Southern New England Telephone Company

                    CONDENSED BALANCE SHEETS


Dollars in Millions                         June 30, 1998   December 31, 1997
                                             (Unaudited)
Assets
Cash and temporary cash investments          $     -          $   28.3
Accounts receivable, net of allowance
 for uncollectibles of $14.2 and $19.4,
 respectively                                   258.7            259.9
Accounts receivable from affiliates              24.2             86.4
Materials and supplies                           15.3             14.7
Prepaid publishing                                 -              35.8
Prepaid taxes                                    18.8               .6
Deferred income taxes and other
 current assets                                  22.5             32.8
Total Current Assets                            339.5            458.5
Total telephone plant, at cost                4,391.8          4,430.0
Accumulated depreciation                     (3,021.9)        (3,028.7)
Net Telephone Plant                           1,369.9          1,401.3
Deferred income taxes and other assets          103.5             93.7
Total Assets                                 $1,812.9         $1,953.5

Liabilities and Shareholder's Equity
Accounts payable and accrued expenses      $     73.7        $   166.9
Advance billings and customer deposits           31.9             46.4
Accounts and notes payable to affiliates        222.9            178.2
Other current liabilities                       122.5            115.6
Total Current Liabilities                       451.0            507.1
Long-term debt                                  667.2            667.1
Other liabilities and deferred credits          106.5            119.9
Total Liabilities                             1,224.7          1,294.1

Common Stock; $12.50 par value;
 30,428,596 shares issued and
 30,385,900 outstanding                         380.4            380.4
Proceeds in excess of par value                 152.1            152.1
Retained earnings                                57.1            128.3
Treasury stock; 42,696 shares, at cost           (1.4)            (1.4)
Total Shareholder's Equity                      588.2            659.4
Total Liabilities and Shareholder's Equity   $1,812.9         $1,953.5


The accompanying notes are an integral part of these financial statements.

Form 10-Q - Part I   The Southern New England Telephone Company

               CONDENSED STATEMENTS OF CASH FLOWS

                                                           (Unaudited)
                                                    For the Six Months Ended
                                                             June 30,
Dollars in Millions                                       1998      1997

Operating Activities
  Net income                                           $  70.1   $  93.4
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                       148.9     156.7
     Extraordinary charge, net of tax                       -        3.7
     Change in operating assets and liabilities, net     (19.9)    (55.3)
     Other, net                                            6.5       3.9
  Net Cash Provided by Operating Activities              205.6     202.4

Investing Activities
  Cash expended for capital additions                   (165.3)   (190.4)
  Other, net                                              (1.4)      9.7
  Net Cash Used by Investing Activities                 (166.7)   (180.7)

Financing Activities
  Net proceeds of short-term debt from affiliate          17.6      80.3
  Repayment of long-term debt                               -      (80.0)
  Transfers pursuant to corporate restructure            (12.2)       -
  Cash dividends paid                                    (72.6)    (73.0)
  Other, net                                                -       (5.8)
  Net Cash Used by Financing Activities                  (67.2)    (78.5)

(Decrease) increase in Cash and Temporary
 Cash Investments                                        (28.3)    (56.8)

Cash and temporary cash investments at
 beginning of period                                      28.3      56.8

Cash and Temporary Cash Investments at
 End of Period                                        $     -   $     -

Income Taxes Paid                                     $    4.8  $   64.5

Interest Paid, net of amounts capitalized             $   21.8  $   24.9


The accompanying notes are an integral part of these financial statements.

Form 10-Q - Part I   The Southern New England Telephone Company

                  NOTES TO FINANCIAL STATEMENTS
                      (Dollars in Millions)
                           (Unaudited)

Note 1: Basis of Presentation

The  Southern New England Telephone Company ("Telephone Company")
is  a wholly-owned telephone operating subsidiary of Southern New
England  Telecommunications  Corporation  ("Corporation").    The
condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission
("SEC")   and,  in  the  opinion  of  management,   include   all
adjustments, which are normal and recurring in nature, necessary for fair presentation for each period shown. Certain information
and   footnote   disclosures  normally  included   in   financial
statements   prepared  in  accordance  with  generally   accepted
accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Operating results for any interim periods, or
comparisons   between  interim  periods,  are   not   necessarily
indicative  of the results that may be expected for  full  fiscal
years.   It is suggested that these financial statements be  read
in conjunction with the financial statements and notes thereto included in the Telephone Company's 1997 Annual Report on Form 10-K.


Note 2:  Planned Merger

The Corporation and SBC Communications Inc. ("SBC"), on January 4, 1998, approved a definitive merger agreement whereby the Corporation will become a wholly-owned subsidiary of SBC. On March 27, 1998, the Corporation's shareholders approved the merger.

On February 20, 1998, the Corporation and SBC filed a Joint Application for Approval of a Change of Control with the Department of Public Utility Control ("DPUC"). In addition, on the same day, the Corporation and SBC filed with the Federal
Communications Commission ("FCC") Transfer of Control Applications for various FCC licenses held by the Corporation.

In a draft decision issued by the DPUC on August 5, 1998, the merger was approved subject to certain conditions, some of which are new issues to this proceeding. However, the DPUC found no economic basis on which to order a rate reduction. The Corporation and SBC will require additional time to fully analyze the draft decision. After giving careful consideration to all DPUC draft conditions, written exceptions will be filed by August 21, 1998. The final decision is expected on September 2, 1998.

At the federal level, a decision from the FCC is expected by year-end 1998.

Form 10-Q - Part I   The Southern New England Telephone Company

Note 3:  Corporate Restructure

As discussed in the Telephone Company's 1997 Annual Report on Form 10 - K, in a decision issued June 25, 1997, the DPUC approved the Corporation's proposal to establish separate wholesale and retail organizations. As part of the restructure, the directory publishing operations were transferred from the Telephone Company and incorporated into a separate subsidiary of the Corporation on January 1, 1998. In addition, the Telephone Company made dividends to the Corporation that consisted primarily of non-telephone-related fixed assets with a net book value of approximately $37 and prepaid directory costs of approximately $36. The fixed assets consisted of equipment supporting the organizations which were transferred from the Telephone Company, and included computers, corporate communications equipment and motor vehicles. All telecommunications network plant and property remained with the Telephone Company to support its wholesale operations. Additionally, net assets (including cash of approximately $12) related to inside wire and voice mail operations were transferred from the Telephone Company to other affiliated companies.

Form 10-Q - Part I   The Southern New England Telephone Company

Item 2.  Management's Discussion and Analysis
             (Dollars in Millions)

Planned Merger

The Corporation and SBC Communications Inc. ("SBC"), on January 4, 1998, approved a definitive merger agreement whereby the Corporation will become a wholly-owned subsidiary of SBC. On March 27, 1998, the Corporation's shareholders approved the merger.

On February 20, 1998, the Corporation and SBC filed a Joint Application for Approval of a Change of Control with the Department of Public Utility Control ("DPUC"). In addition, on the same day, the Corporation and SBC filed with the Federal
Communications Commission ("FCC") Transfer of Control Applications for various FCC licenses held by the Corporation.

In a draft decision issued by the DPUC on August 5, 1998, the merger was approved subject to certain conditions, some of which are new issues to this proceeding. However, the DPUC found no economic basis on which to order a rate reduction. The Corporation and SBC will require additional time to fully analyze the draft decision. After giving careful consideration to all DPUC draft conditions, written exceptions will be filed by August 21, 1998. The final decision is expected on September 2, 1998.

At the federal level, a decision from the FCC is expected by year-end 1998.

Corporate Restructure

As discussed in the Telephone Company's 1997 Annual Report on Form 10 - K, in a decision issued June 25, 1997, the DPUC approved the Corporation's proposal to establish separate wholesale and retail organizations. As part of the restructure, the directory publishing operations were transferred from the Telephone Company and incorporated into a separate subsidiary of the Corporation on January 1, 1998. In addition, the Telephone Company made dividends to the Corporation that consisted primarily of non-telephone-related fixed assets with a net book value of approximately $37 and prepaid directory costs of approximately $36. The fixed assets consisted of equipment supporting the organizations which were transferred from the Telephone Company, and included computers, corporate communications equipment and motor vehicles. All telecommunications network plant and property remained with the Telephone Company to support its wholesale operations. Additionally, net assets (including cash of approximately $12) related to inside wire and voice mail operations were transferred from the Telephone Company to other affiliated companies.

Form 10-Q - Part I   The Southern New England Telephone Company

Comparison of six months ended June 30, 1998 vs. six months ended
June 30, 1997

Operating Results
Income before extraordinary charge was $70.1 in 1998 compared with $97.1 in 1997. The decrease in results of operations is due primarily to the transfer of directory publishing operations, inside wire and voice mail operations from the Telephone Company to affiliated companies, in conjunction with the Corporate restructure. Also negatively impacting the comparison of current year results to prior year results is the absence of payphone operations which the Telephone Company transferred to an affiliated company in April 1997 in conjunction with the pay telephone reclassification and compensation provisions of the Federal Telecommunications Act of 1996 ("Act").


Revenues and Sales

 For the Six Months Ended June 30,                1998    1997
 Local service                                  $324.5   $337.1
 Network access                                  217.5    210.0
 Intrastate toll                                  97.8    105.0
 Publishing and other                             34.4    114.5
 Total Revenues                                 $674.2   $766.6

Local service revenues, derived from providing local exchange, advanced calling features and local private line services,
decreased  $12.6,  or  3.7%,  in 1998.   The  decrease  was  due
primarily to the January 1998 transfer of inside wire operations to an affiliated company, in conjunction with the Corporate restructure, and the April 1997 transfer of payphone operations
to   an   affiliate  in  conjunction  with  the  pay   telephone
reclassification and compensation provisions of the  Act.   Also
negatively impacting revenue was continued customer migration to
discount  calling  plans  such as  Centralink  1100.   Partially
offsetting  these decreases was the increase in revenues  caused by  the  continued  strong growth of  4.9% in  access  lines  in
service  to  approximately 2,313,000 at  June  30,  1998.   This
increase  included significant growth in Centrex business  lines and  second  residential  lines.  Local  service  revenues  also
increased   due  to  growth  in  vertical  services,   primarily
SmartLink [R] advanced calling features, including Caller ID, missed
call  dialing,  call  blocking and call tracing.   In  addition,
revenues increased as a result of increased directory assistance revenue (related to increased rates and the elimination of free
calls)   and increased private line revenue.  Management expects
increased   competition  to  negatively  impact  local   service
revenues as other telecommunications providers offer local service and as the DPUC- mandated balloting process commences. [see Competition].

Network access revenues, generated primarily from intrastate and interstate services, increased $7.5, or 3.6%. Intrastate access revenues increased $8.1, or 38.8%, due primarily to an increase in demand by competitive providers of intrastate long-distance service. Interstate access revenues decreased $.6, or .3%, due primarily to the effects of regulatory mandates (price cap and access reform orders), partially offset by increases resulting from growth in special access revenue and increased access lines. Also contributing to revenues is the recovery of amounts paid to fund Universal Service, in accordance with FCC regulation. Management expects the aforementioned regulatory mandates to continue to place downward pressure on network access revenues.

Intrastate toll revenues, which include primarily revenues from toll and WATS services, decreased $7.2, or 6.9%. The decrease was due primarily to a 6.9% reduction in toll message volume, as well as reduced intrastate toll rates. Lower toll volume was due primarily to the highly competitive toll market as a result of full intrastate equal access. The decline in rates was attributable to customer migration to

Form 10-Q - Part I   The Southern New England Telephone Company

discount calling plans that provide competitive options to business and residential customers. Increasing competition and the offering of competitive discount calling plans will continue to place downward pressure on intrastate toll revenues.

The $80.1 decrease in publishing and other revenues is due primarily to the transfer of directory publishing operations to an affiliated company in January 1998 in conjunction with the Corporate restructure.

Costs and Expenses

 For the Six Months Ended June 30,                 1998    1997
 Operating costs                                 $366.7  $404.7
 Depreciation and amortization                    148.9   156.7
 Taxes other than income                           23.0    23.4
 Total Costs and Expenses                        $538.6  $584.8

Operating costs - Operating costs consist primarily of employee-related expenses, including wages and benefits. Cost of services and general and administrative expenses, including marketing,
represent  the  remaining  portion  of  these  expenses.    Total
operating  costs  decreased $38.0, or  9.4%.   The  decrease  was
caused   primarily  by  the  transfer  of  directory   publishing
operations, inside wire and voice mail operations from the Telephone Company to affiliated companies (in conjunction with the Corporate restructure) and the 1997 transfer of payphone operations to an affiliated company in conjunction with the pay telephone reclassification and compensation provisions of the
Act.   Partially offsetting the decrease were costs  incurred  in connection with local number portability and payments to fund Universal Service (in accordance with FCC regulation).

Depreciation and amortization - Depreciation and amortization expense decreased $7.8, or 5.0%, due primarily to the transfer of assets to affiliated companies in conjunction with the Corporate restructure.

Taxes other than income - Taxes other than income were flat.

Interest Expense and Other (Expense) Income, net

 For the Six Months Ended June 30,                1998    1997
 Interest expense                                $21.9   $22.3
 Other (expense) income, net                     $(2.7)  $ (.3)

 Interest expense was flat. The increase in other (expense) income, net was due primarily to contract cancellation fees.

Income Taxes

 For the Six Months Ended June 30,                1998    1997
 Income taxes                                    $40.9   $62.1

The decrease in income taxes is due primarily to a decrease in income before income taxes. The exclusion from pre-tax income of directory publishing in 1998 caused tax credits, which remained relatively flat, to have a greater impact in reducing the effective tax rate when compared to 1997.

Form 10-Q - Part I   The Southern New England Telephone Company

Comparison of balances June 30, 1998 vs. December 31, 1997

The decrease in cash and temporary investments is due primarily to the transfer of directory publishing, inside wire and voice mail to affiliated companies.

Accounts   receivable  from  affiliates  decreased  because   the
Telephone Company was reimbursed for payments it made in 1997, related to activities which were transferred as part of the Corporate restructure.

The decrease in prepaid publishing, allowance for uncollectibles, advance  billings  and  customer deposits  is  due  primarily  to
transfer  of   directory publishing operations to  an  affiliated
company, pursuant to the Corporate restructure.

The increase in prepaid taxes is due primarily to real estate taxes which are fully amortized by year end.

Deferred income taxes and other current assets decreased with a corresponding increase in deferred income taxes and other assets as a result of a reclassification of deferred taxes from current to noncurrent.

The decrease in accounts payable and accrued expenses is due primarily to the Telephone Company's transfer of disbursement and cash processing functions to the Corporation.

Contributing to the increase in accounts and notes payable to affiliates are increased borrowings from the Corporation to cover a cash shortfall resulting from the transfer of directory publishing and inside wire operations to affiliated companies. Also contributing to the increase are revenue collections made by the Telephone Company which are then remitted to the directory publishing subsidiary of the Corporation.


Liquidity and Capital Resources

The Telephone Company generated cash flows from operations of $205.6 during the six months ended June 30, 1998 as compared with $202.4 during the six months ended June 30, 1997. Capital expenditures were the primary use of Telephone Company funds.

The decrease in income taxes paid is due to a change in the method of calculating estimated tax payments, as well as the timing of remitting estimated tax payments to the Corporation.

On  February  18, 1997, the Telephone Company redeemed  $80.0  of
8.70% medium-term notes, resulting in an extraordinary charge of $3.7, net of related taxes of $2.7, for early extinguishment of debt.


Competition

The Telephone Company continues to experience an increasingly competitive environment with respect to telecommunications services in Connecticut. Competitors include companies that construct and operate their own communications systems and networks and/or companies that resell the telecommunications systems and networks of underlying carriers. Local service competition continues

Form 10-Q - Part I   The Southern New England Telephone Company

to grow in 1998. There have been over 40 certified local exchange carriers approved by the DPUC to provide local service in Connecticut. Competition is expected to intensify particularly upon commencement of the DPUC-mandated balloting process which could begin as early as mid-1999, depending on the resolution of operation support systems and other issues. However, the financial impact cannot be predicted at this time. Based on existing state and federal regulations, the Telephone Company expects that many competitors will resell its network and that increased network access revenues will offset a significant portion of local service revenues lost to competition.

Regulatory Matters

Federal

On June 16, 1998, the Telephone Company filed its 1998 annual interstate access price cap revisions which took effect July 1, 1998. The filing would decrease interstate network access rates by approximately $10 for the period July 1, 1998 to June 30, 1999.

In 1997, the FCC released an Order on Universal Service which changed the federal subsidy mechanisms and established new subsidy programs for Schools, Libraries, and Rural Healthcare providers. Effective January 1, 1998, all interstate telecommunications service providers fund these support mechanisms based on their retail revenues. The funding for the high cost and low income support comes from an assessment on interstate retail revenues, while the funding for the Education, Library, and Rural Healthcare support comes from an assessment on both interstate and intrastate retail revenues. The Order established a nationwide annual cap for the Schools and Libraries Fund of $2.25 billion and $.4 billion for the rural Healthcare fund.

On June 22, 1998, the FCC released its Fifth Order on Reconsideration and 4th Report and Order in the Universal Service proceeding. In that order, the FCC did not adjust the annual caps for the new funds; rather, they adjusted the maximum amounts that may be collected and spent during 1998 and the first six months of 1999. Specifically, the FCC directed that nationwide, no more than $100 be committed for the Rural Health Care program in 1998 and no more than $1.925 billion be committed for the Schools and Libraries program for 1998 and the first two quarters of 1999. On an annual basis, the Telephone Company's contribution to the Universal Service Fund is estimated to be approximately $10. This expense is offset through interstate access rates.

The FCC released its Third Report and Order on May 12, 1998, on Cost Recovery for Long-Term Number Portability ("LNP"). LNP refers to the customer's ability to retain the same local telephone number after changing to a new local service provider. The FCC determined that incumbent local exchange carriers may recover some portion of the cost of implementing LNP over five years (beginning at the earliest in the first quarter of 1999), through monthly charges to end users. In addition, recovery of LNP costs will be accomplished through ongoing charges for LNP query services performed for other carriers.

State

Effective April 1, 1996, the DPUC replaced traditional rate of return regulation with alternative (price-based) regulation, during the transition to full competition. Alternative regulation includes a five-year monitoring period on financial results and a price cap formula applied to certain services categorized as non-competitive. In a draft decision, the DPUC set forth requirements for the Telephone Company's price cap filing for the rate year June 1, 1998 to May 31, 1999. The draft decision requires the

Form 10-Q - Part I   Southern New England Telephone Company

application of the price cap formula to revenues from basic local residential service, basic local business service and directory assistance services which, under alternative regulation, were previously subject to a rate cap which expired on January 1, 1998. If the draft decision is not modified, the Telephone Company will be required to reflect reduced revenues associated with these services for the period January 1, 1998 to May 31, 1998, as well as revenues for applicable non-competitive retail services for the rate year June 1, 1998 to May 31, 1999. While the DPUC concurred with the Telephone Company that it is not desirable to lower the price of basic local residential service further below cost, the Telephone Company may be required to lower rates for other non-competitive services to reflect the revenue impact of applying the price cap formula to basic local residential service. The Telephone Company has submitted written exceptions to the draft decision and has presented oral arguments to the DPUC. If the draft decision is not amended, an estimated $20 of revenue reductions will occur over the rate year June 1, 1998 to May 31, 1999. A final decision is expected in the third quarter of 1998.

In final decisions, the DPUC denied the Telephone Company's application to reclassify private line services, direct inward dialing, hunting services and custom calling service from the non-
competitive  to the emerging-competitive category.   Approval  to
reclassify these services to emerging-competitive would have placed them outside the price cap formula. The impact of these decisions, which approximates $3, have been included in the previously-discussed $20 revenue reduction associated with the June 1, 1998 to May 31, 1999 rate year.

As part of its June 25, 1997 decision allowing the Corporation to restructure and establish separate retail (CLEC) and wholesale (i.e., incumbent local exchange carrier or "ILEC") organizations, the DPUC mandated that Connecticut customers choose their local exchange carrier via a balloting process. In order for the balloting process to commence, the ILEC must demonstrate that the systems offered to all CLECs provide full technical and operational support on a comparable basis. The DPUC will examine and critically evaluate the respective Operation Support Systems ("OSS") platforms offered to the CLECs. The DPUC's evaluation will determine the suitability of the ILEC's OSS to support a competitive local exchange market and will determine if the interfaces proposed by the ILEC offer the comparability required under the provisions of the Federal Telecommunications Act of
1996. On February 25, 1998, the DPUC issued a draft decision in the OSS docket and concluded that by providing access to the same system that the Corporation's CLEC would use, the ILEC has provided a comparable interface. On July 13, 1998, the Telephone Company notified the DPUC it has completed the implementation of
its  OSS  Plan  filed  with the  DPUC  in  March  1998.   The
Telephone Company will demonstrate its Wholesale Customer Information Window interface at the DPUC on August 26, 1998. Hearings in the OSS Docket are scheduled for September 1-4 with a final decision due from the Department on November 18, 1998.

In February 1998, the DPUC opened two new dockets to examine the provision of: (i) combinations of unbundled network elements ("UNE") and (ii) shared transport to CLECs. In a final decision, the DPUC has required that the Telephone Company offer UNE combinations. UNE combinations have not yet been defined and this will be the subject of ongoing proceedings in the docket. The price of the UNE combinations will not be known until after the UNE combinations are defined and a further proceeding on the pricing is conducted. Thus, the revenue impact is unknown until these two steps are completed. On July 24, 1998, the Telephone Company requested the DPUC to reconsider the decision. The
Telephone Company believes that the order requiring the provisioning of rebundled UNEs is inconsistent with federal law as interpreted by the Eighth Circuit Court of Appeals. A decision in the shared transport docket is expected in the third quarter of 1998. Both decisions may affect existing interconnection agreements between the ILEC and CLECs operating in Connecticut. Included in its June 25, 1997 decision, the DPUC directed the Telephone Company to initiate a "Fresh Look" period

Form 10-Q - Parts I & II  The Southern New England Telephone Company

from January 1, 1998 until June 1, 1998, on all non-competitive services sold under contracts to its customers. During the "Fresh Look" period any Telephone Company customer who elected to obtain the contracted service from an alternative service provider would not be liable to pay a termination penalty to the Telephone Company as a condition of its contract. The "Fresh Look" period did not have a significant impact on the Telephone Company.


Employee Matters
The Telephone Company's bargaining unit employees are represented by the Connecticut Union of Telephone Workers, Inc. ("CUTW"). In early July 1998, it was announced that CUTW members had voted to affiliate with the Communications Workers of America.

At June 30, 1998, 77% of the Telephone Company's employees were represented by the CUTW. The current labor agreement will expire on August 8, 1998. Management and union officials are in the process of negotiating a new labor agreement.





                  PART II  -  OTHER INFORMATION

Item 1.   Legal Proceedings

          There were no material developments in the second quarter of 1998.


Item 6.   Exhibits and Reports on Form 8-K

   (a)    Exhibit

          (27) Financial Data Schedule

   (b)    Reports on Form 8-K

          On April 27, 1998, the Telephone Company filed a report on Form 8-K, dated April 24, 1998, announcing the Corporation's financial results for the first quarter of 1998.

          On July 27, 1998, the Telephone Company filed a report on Form 8-K, dated July 27, 1998 announcing the Corporation's financial results for the second quarter of 1998.

Form 10-Q - Part II   The Southern New England Telephone Company





                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    The Southern New England Telephone Company

August 6, 1998



                    /s/ Donald R. Shassian
                        Donald R. Shassian
                        Senior Vice President and Chief Financial Officer